Form 10QSB
period 1998-09-30
HERITAGE BANCORP INC /VA/
filed 1998-11-12
CIK 1065304

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934

                For the Quarterly period Ended September 30, 1998

                        Commission file Number 000-24933

                             Heritage Bancorp, Inc.
             (Exact Name of Registrant As Specified In Its Charter)


           VIRGINIA                                               54-1914902
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation of Organization)                               Identification No.)

 1313 Dolley Madison Blvd., McLean, Va.                    22101
(Address of Principal Executive Offices)                 (Zip Code)

                          REGISTRANT'S TELEPHONE NUMBER
                                  703-356-6060


                                       N/A

                  (Former Name, Former Address and Former Year,
                          If Changed Since Last Report)



              INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS
        FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF
                      EXCHANGE ACT DURING THE PRECEDING 12
             MONTHS (OF SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
                REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
                   SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
                                  PAST 90 DAYS.

                         YES  x     NO
                            -----     -----


           COMMON SHARES OUTSTANDING AS OF October 9, 1998: 2,294,617

                                      INDEX
                               THE HERITAGE BANK

Part 1 Financial Information                                               Page

       Item 1 Financial Statements
              Balance Sheets
                September 30, 1998 and December 31, 1997                    3

              Statement of income
                Three months ended September 30, 1998 and 1997              4
                Nine months ended September 30, 1998 and 1997               5

              Statement of Stockholders Equity
                Nine months ended September 30, 1998 and 1997               6

              Statement of Cash Flows
                Nine months ended September 30, 1998 and 1997               7

                Notes to Financial Statements                               8

     Item 2. Managements Discussion and Analysis of
                Financial Condition and Results of operation                9
                 and Selected Financial Data

Part II. Other Information:                                                17

         Item 1. Legal Proceedings
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults Upon /Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

ITEM I.

Part I. Financial Information

                                                  THE HERITAGE BANK
                                               STATEMENT OF CONDITION
                                              (in thousands, unaudited)



ASSETS                                                               SEPT. 30,1998                   DECEMBER 31, 1997
                                                                  ------------------                 -----------------
Cash and due from banks                                                   $ 1,517                           $ 1,987
Federal Funds Sold                                                          4,250                             7,600

   Total Cash and Due From Banks                                            5,767                             9,587

Securities available for sale                                              20,967                            11,794
Securities held to maturity                                                     0                               250

Loans, Net                                                                 27,056                            22,756

Premises and Equipment, Net                                                   346                               379
Other Real Estate Owned                                                       263                               263
Accrued Int and other Assets                                                  795                            $  421

TOTAL ASSETS                                                              $55,194                          $ 45,450


LIABILITIES

Noninterest bearing deposits                                             $ 10,366                          $ 11,856
Interest bearing deposits                                                  33,787                            28,748
   TOTAL DEPOSITS                                                          44,153                            40,604

Repurchase agreements                                                       1,922                                 0
Other liabilities                                                             118                               116
   TOTAL LIABILITIES                                                       46,193                            40,720


CAPITAL
Common Stock                                                                2,295                             1,490
Surplus                                                                     6,530                             3,327
Undivided profits                                                              57                              -105
Accumulated other comprehensive
income net                                                                    119                                18
   TOTAL CAPITAL                                                            9,001                             4,730


TOTAL CAPITAL AND LIABILITIES                                            $ 55,194                          $ 45,450

Notes to financial statements are an
integral part of these statements.



                                     THE HERITAGE BANK
                                  STATEMENTS OF OPERATION
                          Third Quarter Ending September 30, 1998



INTEREST INCOME                                  3rd Quarter 1998        3rd quarter 1997
                                                 ----------------        ----------------

Loans                                               $   616,000               $   564,000
Securities                                              315,000                   197,000
Federal Funds Sold                                       74,000                    51,000
                                                    -----------               -----------
  Total interest income                             $ 1,005,000               $   812,000

INTEREST EXPENSE

Interest checking deposit                                34,000                    27,000
Other time deposit                                      232,000                   210,000
Cert.of deposit $100,000 or more                         57,000                    36,000
Repurchase agreements                                    17,000                     3,000
                                                    -----------               -----------
   Total interest expense                               340,000                   276,000

Net interest income                                     665,000                   536,000

Provision for loan losses                                98,000                        (7)
                                                    -----------               -----------

Net interest income after
provision for loan losses                               567,000                   543,000

OTHER INCOME

Service charges on deposit accounts                      27,000                    21,000
Other operating income, net                               8,000                     8,000
Gain or loss on sale of securities                            0                         0
                                                    -----------               -----------
   Total other income                                    35,000                    29,000

OTHER EXPENSES

Salaries and employee benefits                          267,000                   229,000
Occupancy expense                                        71,000                    55,000
Equipment expense                                        19,000                    24,000
Other operating expenses                                283,000                   159,000
                                                    -----------               -----------
   Total other expenses                                 640,000                   467,000

Income before income taxes                              (38,000)                  105,000

Income tax                                                1,000                     1,000
                                                    -----------               -----------

NET INCOME                                          $   (39,000)              $   104,000
                                                    ===========               ===========

Basic income per share                              $     (0.02)              $      0.08

Diluted income per share                            $     (0.02)              $      0.08

Weighted avg shares outstanding                       2,294,617                 1,249,634




Notes to financial statements are an integral part of these statements.




                                                  THE HERITAGE BANK
                                               STATEMENTS OF OPERATION
                                        Nine Months Ending September 30, 1998



INTEREST INCOME                                                          SEPT. 30, 1998               SEPT 30, 1997

Loans                                                                        $1,746,000                  $1,737,000
Securities                                                                      801,000                     599,000
Federal Funds Sold                                                              212,000                      97,000
                                                                             ----------                 -----------
  Total interest income                                                      $2,759,000                 $ 2,433,000

INTEREST EXPENSE

Interest checking deposits                                                       98,000                      84,000
Other time deposit                                                              652,000                     632,000
Cert. of deposit $100,000 or more                                               147,000                     109,000
Repurchase agreements                                                            24,000                       4,000
                                                                             ----------                 -----------
   Total interest expense                                                       921,000                     829,000

Net interest income                                                           1,838,000                   1,604,000

Provision for loan losses                                                       102,000                           0
                                                                             ----------                 -----------

Net interest income after
provision for loan losses                                                     1,736,000                   1,604,000

OTHER INCOME

Service charges on deposit accounts                                              80,000                      67,000
Other operating income, net                                                      23,000                      29,000
Gain or loss on sale of securities                                               (1,000)                          0
                                                                             ----------                 -----------
   Total other income                                                           102,000                      96,000
OTHER EXPENSES

Salaries and employee benefits                                                  792,000                     708,000
Occupancy expense                                                               158,000                     161,000
Equipment expense                                                                53,000                      67,000
Other operating expenses                                                        670,000                     451,000
                                                                             ----------                 -----------
   Total other expenses                                                       1,673,000                   1,387,000
Income before income taxes                                                      165 000                     313,000
Income tax                                                                        3,000                       8,000
                                                                             ----------                 -----------
NET INCOME                                                                     $162,000                   $ 305,000
                                                                             ==========                 ===========

Basic income per share                                                           $ 0.09                       $0.24

Diluted income per share                                                         $ 0.08                       $0.24

Weighted average shares outstanding basic.                                    1,890,666                   1,249,634

Weighted average shares outstanding, assuming
dilution.                                                                     1,894,639                   1,263,988


Notes to financial statements are an integral part of these statements


THE HERITAGE BANK
Statement of Change in Stockholder's Equity
For Nine Months Ended Sept. 30, 1998 and Sept. 30 1997
(Dollars in Thousands,unaudited)

                                                                                               Accumulated
                                                                                                     other
                                                                    Comprehensive  etained   comprehensive                  Capital
                                                             Total         income  arnings          income  Common stock    surplus
                                                             -----         ------  -------          ------  ------------    -------
Balances January 1 1997
                                                           $ 3,543                 $  (676)           $  2       $ 1,250    $ 2,967
Comprehensive income
  Net income                                                   305           $305      305               -             -          -
  Other comprehensive income net of tax                          -              -        -               -             -          -
  Unrealized gain(loss) on securities available for
     sale                                                       38             38        -              38             -          -
  Unrealized holding gain(loss) arising during period            -              -        -               -             -          -
  Less reclassification adjustment                               -              -        -               -             -          -
  Other comprehensive income, net of tax                        38             38        -              38             -          -
                                                           -------          -----  ------              ---       -------    -------
  Total comprehensive income                                   343           $343        -            $                -          -
                                                           =======          =====  =======            ====       =======    =======
Balances Sept. 30, 1997                                     $3,886                 $  (371)           $ 40       $ 1,250    $ 2,967
                                                           =======                 =======            ====       =======    =======

Balances January 1 1998
                                                           $ 4,730                 $  (105)            $18       $ 1,490    $ 3,327
Comprehensive income
  Net income                                                   162           $162      162               -             -          -
  Other comprehensive income net of tax                          -              -        -               -             -          -
  Unrealized gain(loss) on securities available for            157            157        -             157             -          -
     sale
  Unrealized holding gain(loss) arising during period            1              1        -               1             -          -
  Less reclassification adjustment                              57             57        -              57             -          -
                                                           -------          -----  ------              ---       -------    -------
  Other comprehensive income, net of tax                       101            101        -             101             -          -
  Total comprehensive income                                 $ 263           $263                                      -          -
                                                           =======           ====  =======            ====       =======    =======
Issuance of common stock                                   $ 4,108              -                        -         $ 805    $ 3,303
                                                           -------          -----  ------              ---       -------    -------
Balances June 30, 1998                                     $ 9,001                    $ 57            $119       $ 2,295    $ 6,530
                                                           =======                 =======            ====       =======    =======





THE HERITAGE BANK
Statement of Cash Flows
(In Thousands of Dollars)

                                                        Sept. 30 1998         Sept. 30 1997
                                                        -------------         -------------
Cash Flows From Operating Activities
 Net income                                                $    162              $    305
 Adjustments to reconcile net income(loss) to net
   cash provided by (used in) operating activities
     Provision for loan losses                                  102                     0
     Depreciation and amortization                               35                    30
     Gain on sale of available-for-sale investments              (1)                    0
     Amortization of investment security
      premiums, net of discount                                  26                    24
    (Increase)decrease in accrued interest and
      other assets                                             (446)                   (5)
    (Increase)Decrease in accrued interest and other
     liabilities                                                  2                   (30)
                                                           --------              --------
      Net cash provided by(used in) operating activities   $   (120)             $    324
                                                           --------              --------


Cash Flows From Investing Activities
  Maturities of securities available-for-sale              $  7,000              $    750
  Maturities of securities held-to-maturity                     250                     0
  Purchases of securities available-for-sale                (16,524)               (5,010)
  Proceeds from sale of securities available-for-sale           499                 4,500
  Increase(decrease) in loans                                (4,402)                1,567
  Purchase of premises and equipment                             (2)                  (73)
                                                           --------              --------
     Net cash provided by (used in) investing activities   $(13,179)             $  1,734
                                                           --------              --------


Cash Flows From Financing Activities
  (decrease) in non interest-bearing deposits              $ (1,490)             $    684
  Increase(Decrease)in certif of deposits and savings         5,039                (3,408)
  Increase in securities sold under repurchase agreement      1,922                   586
  Issuance of common stock                                    4,008                  --
                                                           --------              --------
     Net cash provided by (used in) financing activities   $  9,479              $ (2,138)
                                                           --------              --------

     Net change in cash and cash equivalents                 (3,820)             $    (80)

Cash and cash equivalents, beginning of year                  9,587                 6,679
                                                           --------              --------

Cash and cash equivalents, end of period                   $  5,767              $  6,599
                                                           ========              ========


THE HERITAGE BANK
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The financial statements included herein have been prepared by the Bank without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. The Bank believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

(2)     Accounting Policies

        The interim financial information should be read in conjunction with the Bank's 1997 Annual Report on Form 10-K-A. Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from estimates.

(3)     Earnings Per Share

        The  following  shows the  weighted  average  number  of shares  used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.
                                                    1998                                 1997
                                        -----------------------------         ----------------------------
                                                          Per Share                           Per Share
                                          Shares            Amount             Shares           Amount
                                          ------          ---------            ------         ---------
             Basic earnings
               per share                 1 890 666      $         .09         1 249 634      $         .24
                                                        =============                        =============
             Effect of dilutive
               securities:
                 Stock options               3,973                                  197
                 Warrants                        0                               14,157
                                      ------------                         ------------

             Diluted earnings
               per share                 1,894,639      $         .08         1 263 988      $         .24
                                      ============      =============      ============      =============

Options on 30,625 shares of common stock were not included in computing diluted EPS in 1997, because their effects were antidilutive.

(4) Holding Company Formation

        On October 1, 1998, the Bank became a wholly-owned subsidiary of Heritage Bancorp, Inc., a newly formed stock holding company, pursuant to an agreement and plan of reorganization approved by the Bank's shareholders on August 26, 1998. Upon completion of the reorganization, holders of the Bank's common stock became holders of Heritage Bancorp, Inc. common stock in a share for share exchange. The common stock of Heritage Bancorp, Inc. will continue to trade on the Nasdaq SmallCap Market under the symbol "HBVA."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis of financial condition and results of operations, unless otherwise disclosed, presented in this quarterly report on Form 10-QSB represents the activities of the Bank for the quarter ended September 30, 1998, and should be read in conjunction with the financial statements of the Bank included in this Form 10-QSB.

         Heritage Bancorp, Inc. (the "Company"), a Virginia corporation, is the holding company for The Heritage Bank (the "Bank"), a Virginia chartered commercial bank. On October 1, 1998, the Company acquired all of the capital stock of the Bank and shareholders of the Bank became shareholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's shareholders on August 26, 1998, whereby the Bank became the wholly-owned subsidiary of the Company (the "Reorganization"). The Company's sole business activity is ownership of the Bank. The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "HBVA".

         The Bank is the only independent financial institution headquartered in McLean, Virginia. Established in 1987, the Bank operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. (formerly Independent Banks of Virginia, Inc.) until 1992 when it became an independent bank. The Bank is a well-capitalized, profitable community bank dedicated to financing small business and consumer needs in its market area. The Bank also is committed to providing personalized "hometown" quality service to its customers by tailoring its products and services to appeal to its local market. The Bank currently operates one full-service office and engages in a broad range of lending and deposit services aimed at individual and commercial customers in the McLean area of Fairfax County, Virginia.

         The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of individual and commercial loans primarily in the McLean area. The Bank's commercial activities include providing checking accounts, money market accounts and certificates of deposit to small and medium sized businesses. The Bank also provides credit services, such as lines of credit, term loans, construction loans, and letters of credit, as well as real estate loans and other forms of collateralized financing. The Bank's products include checking accounts, NOW accounts, savings accounts, certificates of deposit, installment accounts, construction and other personal loans, home improvement loans, automobile and other consumer financing.

         On May 18, 1998, the Bank closed a secondary offering of 805,000 shares of its common stock, par value $1.00 per share (the "Offering"), at $5.50 per share, raising $4.4 million in gross proceeds. After offering expenses and underwriting commissions , the Bank netted $4,117,575 in new capital from the offering.


         The selected financial ratios and other data of the Bank set forth below is derived in part from, and should be read in conjunction with, the Unaudited Financial Statements of the Bank and Notes thereto presented elsewhere in this report.
                                              SELECTED FINANCIAL DATA


                                                                     For the Nine Months Ended   For the Nine Months Ended
                                                                          Sept. 30, 1998               Sept. 30, 1997
                                                                       (Dollars in thousands)
                                                                            (Unaudited)
Summary of operating results:
Total interest income..............................                            $2,759                       $2,433
Total interest expense.............................                               921                          829
                                                                               ------                       ------
Net interest income................................                            $1,838                       $1,604
Provision for (recovery of) loan losses............                               102                            0
Net interest income after provision for (recovery
     of) loan losses...............................                            $1,736                       $1,604
Other income.......................................                               102                           96
Other expenses.....................................                             1,673                        1,387
                                                                               ------                       ------
Income (loss) before taxes.........................                               165                          313
Income tax expense (benefit)(1)....................                                 3                            8

Net income (loss)..................................                            $  162                       $  305
                                                                               ======                       ======

Per share:
Basic earnings (loss) per share....................                            $ 0.09                       $ 0.24

Diluted earnings (loss) per share..................                              0.08                         0.24
Cash dividend declared.............................                                 -                            -
Book value at period end...........................                              3.92                         3.11
Common shares outstanding..........................                         2,294,617                    1,249,634

Balance sheet data (at period end):                                   Sept.  30, 1998            December 31, 1997
                                                     -                ---------------            -----------------

Loans, net of unearned interest....................                           $27,626                      $23,391
Allowance for loan loss............................                               570                          634
Total assets.......................................                            55,194                       45,450
Total deposits.....................................                            44,153                       40,604
Total stockholders' equity.........................                             9,001                        4,730
Performance and asset quality ratios:
Return on average total assets (3).................                             0.43%                        1.33%
Return on average stockholders' equity..........(3)                              3.12                        15.24
Average stockholders' equity to average total assets                            13.86                         8.74
Non-accrual and past due loans to total loans......                              5.27                          .98
Allowance for loan losses to total loans...........                              2.06                         2.71
Net yield..........................................                              3.87                         4.29
Net interest margin(2).............................                              5.15                         5.25

(1) At December 31, 1997, the Bank had available approximately $387,000 of an operating loss carryforward which could be offset against future income.

(2) Net interest margin is calculated as net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.

(3)  Annualized for the nine months ended September 30, 1998.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

     Total assets increased $9.7 million, or 21.4%, from $45.5 million at December 31, 1997 to $55.2 million at September 30 1998. This increase in assets is due in part to the receipt by the Bank of $4.l million in net proceeds from the Offering which closed on May 18, 1998. The proceeds of the Offering were invested in U.S. agency securities. In addition, net loans increased by $4.3 million. Federal funds sold decreased $3.4 million from $7.6 million at December 31, 1997 to $4.2 million at September 30, 1998. This decrease primarily is due to use of these funds to purchase U. S. Agencies Bonds.

         Securities available for sale increased $9.2 million, or 77.8%, from $11.8 million at December 31, 1997 to $20.9 million at September 30, 1998. The increase was caused by the investment by the Bank of the net proceeds of the Offering and the decrease in the fed funds sold in the bond portfolio.

         Net loans increased $4.3 million, or 18.9%, from $22.8 million at December 31, 1997 to $27.1 million at September 30, 1998. This increase was primarily due to the increased marketing of the Bank's loan products. Also, the proceeds from the offering increased the Bank's legal lending limit by 86%, thus allowing loan originations to increase.

         Total deposits increased $3.5 million, or 8.7%, from $40.6 million at December 31, 1997 to $44.1 million at September 30, 1998. This increase was caused by an increase in attorney's escrow account balances and an increase of $1.8 million of certificates of deposit of $100,000 and over. Of these deposits, $40.0 million were core deposits which the Bank uses to originate loans.

         Repurchase agreements at September 30,1998 totaled $1,922,000, as compared to no repurchase agreements at December 31, 1997. The Bank utilizes repurchase agreements to fund customer sweep accounts.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

         Net income. The Bank incurred a net loss for the three months ended September 30, 1998 of $39 000, or $(0.02) basic and diluted earnings per share, compared to net income of $104,000, or $0.08 basic and diluted earnings per share, for the three months ended September 30, 1997. This $143,000 decrease was due primarily to an increase in the provision for loan losses of $98,000, an increase in legal fees of 105,000 and an increase in salaries and benefits of $40,000, which was partially offset by an increase in net interest income before provision of loan losses of $129,000.

         Interest Income. Total interest income for the three months ended September 30, 1998 was $1,005,000, as compared to $812,000 for the three months ended September 30, 1997, representing an increase of $193,000, or 23.8%. This increase was due primarily to the increase in the bond portfolio and interest on Fed Funds sold.

         Interest Expense. Total interest expense increased from $276,000 for the three months ended September 30, 1997 to $340,000 for the three months ended September 30, 1998, representing an increase of $64,000, or 23.2%. This increase was due primarily to the increase in deposits.

         Net Interest Income. Net interest income is the difference between interest earned on loans, investments, securities and short term investments and interest paid on deposits. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest bearing liabilities and the level or non-earning assets and non-interest bearing liabilities. The Bank's management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

         Net interest income increased in the three months ended September 30, 1998 by $129,000, or 24.1%, from $536,000 for the three months ended September 30, 1997 to $665,000 for the three months ended September 30, 1998. This increase was due primarily to an increase in interest income on the bond investment portfolio. The bond portfolio increased due to the investment by the Bank of the net proceeds of the Offering which occurred in May, 1998.

         Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1998 was $98,000, as compared to $.00 for the same period in the prior year, representing a $98,000 increase. This increase was caused primarily by the settlement of the Wills case. See part II, Item 1 for a discussion of the Wills case.

          The level of the allowance for loan losses is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

          Other income. Total other income consists primarily of service charges and fees associated with the Bank's loan and savings accounts. Total other income increased $6,000 from $29,000 for the three months ended September 30, 1997 to $35,000 for the three months ended September 30, 1998. This was caused by an increase in service charges on deposit accounts.

          Other expense. Other expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments and data processing charges. Total other expense increased by $173,000, or 37.0%, from $467,000 for the three months ended September 30, 1997 to $640,000 for the three months ended September 30, 1998. This increase was due, in part, to a $105,000 increase in legal fees in connection with the Reorganization, a non-recurring item. The increase is also due, in part, to costs associated with the Year 2000 expenses and increases in salaries and benefits.

          Income Tax Expense. The Bank had a tax liability of $1,000 for the three months ended September 30, 1998 and 1997. At December 31, 1997, the Bank had operating loss carryforwards of approximately $387,000 that may be offset against future taxable income. The Bank expects to use its net operating loss carryforward in its entirety by the end of fiscal year 1998.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

          Net income. Net income for the nine months ended September 30, 1998 was $162,000 and $305,000 for the nine months ended September 30, 1997. For the nine months ended September 30, 1997 basic earnings per share and diluted earnings per share was $0.24 per share, as compared to basic earnings per share of $0.09 and diluted earnings per share of $0.08 for the nine months ended September 30, 1998. Net income decreased primarily due to an increase of $105,000 in legal fees, a $84,000 increase in salaries and benefits and a $35,000 increase in stockholder expense.

          Interest Income. Total interest income for the nine months ended September 30, 1998 was $2.7 million, as compared to $2.4 million for the nine months ended September 30, 1997, representing an increase of $326,000, or 13.4%. This increase was due primarily to the increase in Bond portfolio and fed funds sold.

          Interest Expense. Total interest expense increased from $829,000 for the nine months ended June 30, 1997 compared to $921,000 for the nine months ended September 30, 1998, representing a increase of $92,000, or 11.1%. This increase was due to the growth in deposits.

          Net Interest Income. Net interest income is the difference between interest earned on loans, investments, securities and short term investments and interest paid on deposits. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest bearing liabilities and the level or non-earning assets and non-interest bearing liabilities. The Bank's management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

          Net interest income increased for the nine months ended September 30, 1998 by $234,000, or 14.6%, from $1.6 million for the nine months ended September 30, 1997 to $1.8 million for the nine months ended September 30, 1998. This increase was due primarily to an increase in interest income on the bond investment portfolio. The bond portfolio increased due to the investment by the Bank of the net proceeds of the Offering which occurred in May, 1998.

          Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 1998 was $102,000, as compared to $ 0 for the same period in the prior year, representing a $102,000 increase. This increased was caused by a the settlement of the Wills suit which resulted in a charge to reserve for loan losses.
See part II, item 1 for a discussion of the Wills suit.

          The level of the allowance is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control. The ratio of the allowance for loan losses to total loans was 2.06% at September 30, 1998, as compared to 2.71% for the year ended December 31, 1997.

          Other income. Total other income consists primarily of service charges and fees associated with the Bank's loan and savings accounts. Total other income increased $6,000 from $96,000 for the nine months ended September 30, 1997 to $102,000 for the nine months ended September 30, 1998. This increase was caused by a increase in service charges on deposit accounts.

          Other expense. Other expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments and data processing charges. Total other expense increased by $286,000, or 20.6%, from $1,387,000 for the nine months ended September 30, 1997 to $1,673,000 million for the nine months ended September 30, 1998. This increase was due to a $105,000 increase in legal fees due to the litigation and settlement of the Wills case and the formation of the Bank's holding company, $84,000 increase in salaries and benifits, an increse in stockholder expense of $35,000 and a loss of $25,000 from a robbery at the Bank which occurred in May, 1998. The increase also was due, in part, to a $14,000 expense associated with Year 2000 compliance.

          Income Tax Expense. The Bank had a tax liability of $3,000 for the nine months ended September 30, 1998, as compared to $8,000 for the nine months ended September 30, 1997. At December 31, 1997, the Bank had operating loss carryforwards of approximately $387,000 that may be offset against future taxable income. The Bank expects to use its net operating loss carryforward in its entirety by the end of fiscal year 1998.

Liquidity and Capital Resources

         Liquidity is a measure of the Bank's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Bank. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

         As of September 30, 1998, cash, federal funds sold, held-to-maturity investment securities maturing within one year and available-for-sale securities represented 57.87% of deposits and other liabilities, compared to 52.51% at December 31, 1997.

         Management continuously reviews the capital position of the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 capital ratio, as defined by the regulators, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum 4.00% leverage capital ratio. On September 30, 1998, the Bank's Tier 1 capital ratio was 26.52%, Tier 2 capital ratio was 27.77% and leverage ratio was 16.09%. At September 30 1998, the Bank exceeded all of its regulatory capital requirements.


         At September 30, 1998, the total  stockholders'  equity of The Heritage
Bank was $9.0 million, and the ratio of average stockholders' equity to average total assets was 13.86%, as compared to 8.74% on December 31, 1998.

Year 2000 Issues

         The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the Year 2000. Like most financial service providers, the Bank may be significantly affected by the Year 2000 Problem due to the nature of financial information. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results.

         In addition, noninformation technology systems, such as telephones, copies and elevators may contain embedded technology which controls its operations and which may be affected by the Year 2000 Problem. Thus, even noninformation technology systems may affect the normal operations of the Company upon the arrival of the Year 2000.

         The Bank recently hired an outside consultant to assess the impact of the Year 2000 Problem on the Bank. Because the Bank outsources its data processing and item processing operations, a significant component of the Year
2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Bank's external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Bank's information systems will be Year 2000 compliant prior to the end of 1998. This will enable the Bank to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium in order to comply with all applicable regulations.

         The Company's timetable for working on the Year 2000 Problem is divided into the following five phases:
Phase                      Description                                                      Status
-----                      -----------                                                      ------
1. Awareness               Define the problem.                                              Completed 11/1/97.

2. Assessment              Identify all systems and criticality of systems.                 Completed 6/1/98

3. Renovation              Program enhancements, hardware and software upgrades,            95% complete
                           system replacements, and vendor certifications.                  9/30/98

4. Validation              Test and verify system changes.                                  75% complete
                                                                                            9/30/98

5. Implementation          Components certified as Year 2000 compliant and moved            75% complete
                           to production.                                                   9/30/98

         The Bank has a contingency plan to keep the bank in operation in the event that some Y2K problems have been overlooked and system malfunctions occur at the turn of the century. This plan was developed by the Bank's outside consultant with the help of Bank management.

         The Company currently estimates its total direct and indirect cost will be $35,000. The costs of the project and the date on which the Bank plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. In addition, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank.

Provision for Loan Losses

         For the nine months ended September 30, 1998 the provision for loan losses was $102,000, a $102,000 increase compared to the $ 0 allowance for loan losses recorded in the first nine months of 1997. This increase was caused by a charge to reserve for loan loss on the settlement of the Wills suit. To bring the reserve for loss back up to acceptable level the Bank made a charge to earnings of $98,000 in the month of September 1998.

An analysis of the allowance for loan losses is as follows:

Loan Loss Reserve

Balance, December 31, 1997                   $634,000

Provision for Loan Losses                     102,000

Charge-offs                                 (177,000)

Recoveries                                     11,000

Balance, September 30, 1998                   570,000

         The level of the allowance is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular.

Potential Problem Loans

         At September 30, 1998, in addition to $838,000 of loans on either non-accrual status or loans past due 90 days or more and still accruing, the Bank had approximately 3.69% of the loan portfolio in loans which were either internally classified or specially mentioned and require more than normal attention and are potential problem loans. The Bank has considered these loans in establishing the level of the allowance for loan losses. As of September 30, 1997, $990,000 of loans were either on a non-accrual status or loans past due 90 days or more and still accruing. In addition to these loans, 4.0% of the loan portfolio was either internally classified or specially mentioned and required more than normal attention and considered potential problems loans.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

         On July 24, 1998, in the case or Wills v. The Heritage Bank, the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, granted plaintiff's motion for partial summary judgment ruling against the Bank. The Court ruled that the Bank violated an automatic stay imposed by the United States Bankruptcy Code (the "Code") by collecting interest payments on a note payable by plaintiff to the Bank and in selling stock pledged as collateral to secure such note. The Bank received the interest payments in 1990 and the stock was sold in 1993.

        The total amount of the judgment is $108,382 plus attorney's fees in an amount to be determined at a later date. This sum represents payments received by the Bank in excess of sums due it under the plaintiffs Plan of
Reorganization. The Bank is entitled to recover the sum of $11,810 from plaintiff for sums due the Bank under plaintiff's Plan of Reorganization upon payment of the judgment. Plaintiff's request for punitive damages in the sum of $105,000 was denied on the summary judgment motion, but remains pending for adjudication. An additional claim by the plaintiff, in the aggregate amount of $326,437, is vigorously disputed by the Bank and would have been the subject of a summary judgment motion by the Bank provided that all matters were not otherwise resolved.

        The Bank settled all outstanding judgments and claims on this suit on August 21, 1998 for $131,190.00.

         Heritage Bank is a defendant in a case pending in the United States District Court for the Eastern District of Virginia styled Travelers Property Casualty Corporation v. The Heritage Bank and Crestar Bank, Case Number 98-496A. Travelers seeks judgment against Heritage Bank and Crestar Bank for losses sustained by its insured on an employee check embezzlement and forgery scheme for checks deposited at Heritage Bank and paid by Crestar Bank. The total loss claimed is $396,123.79, plus interest, attorney's fees, and costs. Heritage Bank obtained summary judgment in the amount of $30,529.77 for checks barred by the statute of limitations. Trial in this matter is set for December 8, 1998. Heritage Bank has advised its financial institution bond carrier of this claim. The Bank's insurance carrier has notified the Bank that the Bank's insurance policy will cover a fraudulent endorsement loss above the policy's $25,000 deductible.

         Heritage Bank is a defendant in a suit styled Brault & Associates, Ltd., et al. v. The Heritage Bank, At Law Number 174525 pending in the Circuit Court of Fairfax County Virginia. The Bank is being sued for trover and conversion, breach of fiduciary duty, defamation, and breach of contract, arising out of a loan relationship with plaintiffs. Plaintiff seeks compensatory damages of $80,000.00 on the trover and conversion count, $80,000.00 in compensatory damages on the breach of duty count, $50,000.00 on the defamation count, and $50,000.00 on the breach of contract count. Plaintiff also seeks punitive damages of $350,000.00 on each count plus interest and costs. The matter has been tendered to Heritage Bank's insurance carrier who is defending the Bank under a reservation of rights.

Item 2. Changes in Securities and Use of Proceeds
         None


Item 3. Defaults upon Senior Securities
         None

Item 4. Submission of matters to a Vote of Security Holders

         The Bank held its Annual Meeting of Shareholders ("Meeting") on August 26, 1998. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Election of nine candidates to the Board of Directors, each to serve for a one-year term expiring in 1999.

         The number of votes cast with respect to this matter was as follows:



              Nominee                  For         Withheld     Broker Non-Votes
              -------                  ---         --------     ----------------
              George K. Degnon         2,006,706   13,859                0
              Philip F. Herrick, Jr.   1,981,762   38,803                0
              Henry E. Hudson          2,003,803   16,762                0
              Ronald W. Kosh           1,996,635   23,930                0
              Harold E. Lieding        1,976,599   46,966                0
              Stanley I. Richards      2,006,806   13,759                0
              John T. Rohrback         1,984,638   35,927                0
              George P. Shafran        1,996,838   23,727                0
              Kevin P. Tighe           2,003,317   17,248                0

2. Ratification of the appointment of Yount, Hyde & Barbour, P.C. to as independent auditors for fiscal year ending December 31, 1998.

   The number of votes cast with respect to this matter was as follows:


              For                Against     Abstained       Broker Non-Votes
              ---                -------     ---------       ----------------
              1,997,754          10,682      11,949                 0


3.       Approval of the 1998 The Heritage Bank Stock Option Plan.

   The number of votes cast with respect to this matter was as follows:

              For              Against       Abstained      Broker Non-Votes
              ---              -------       ---------      ----------------
              1,502,082        70,039        23,074         425,370

4.       Approval of the 1998 The Heritage Bank Outside Directors Stock Option
         Plan.

   The number of votes cast with respect to this matter was as follows:


              For               Against       Abstained      Broker Non-Votes
              ---               -------       ---------      ----------------
              1,446,460         133,141       15,594         425,370


5.       Approval of the Agreement and Plan of Reorganization

The number of votes cast with respect to this matter was as follows:


              For                  Against      Abstained      Broker Non-Votes
              ---                  -------      ---------      ----------------
              1,540,698            47,381       5,558          426,928


Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K
            (a) Exhibits

         Exhibit 27.1-Financial Data Schedule* *Filed in electronic format only.

            (b) Reports on Form 8-K

       None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE HERITAGE BANK
                                           (Registrant)

Date: November 10, 1998                    /s/ William B. Sutphin
                                           -----------------------------------
                                           William B. Sutphin
                                           Senior V. P. and Cashier