Form 10KSB40
period 1998-12-31
HERITAGE BANCORP INC /VA/
filed 1999-03-31
CIK 1065304

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File No.: 000-24933

                             HERITAGE BANCORP, INC.
                 (Name of Small Business Issuer in its charter)

        Virginia                                        54-1914902
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                1313 Dolley Madison Blvd., McLean, Virginia 22101
                    (Address of principal executive offices)
                                 (703) 356-6060
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The revenues for the issuer's fiscal year ended December 31, 1998 are $3,902,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On February 19, 1999: $9,752,122.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 2,294,617 shares outstanding as of March 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one):
Yes           No   X



                                                 TABLE OF CONTENTS
                                                                                                               Page

PART

         ITEM 1.           BUSINESS...............................................................................1
         ITEM 2.           PROPERTIES............................................................................14
         ITEM 3.           LEGAL PROCEEDINGS.....................................................................14
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................14

PART II

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS...........................................................15
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS..................................................16
         ITEM 7.           FINANCIAL STATEMENTS..................................................................34
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................34
         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                           OF THE EXCHANGE ACT  AND PRINCIPAL OFFICERS
                           OF THE COMPANY........................................................................34
         ITEM 10.          EXECUTIVE COMPENSATION................................................................34
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT........................................................................40
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................40

PART III

         ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K..................................................

         AUDITED FINANCIAL STATEMENTS...........................................................................F-1


                                     PART I

ITEM 1.           BUSINESS

General

         Heritage Bancorp, Inc. (the "Company"), a Virginia corporation, is the holding company for The Heritage Bank (the "Bank"), a Virginia chartered commercial bank. On October 1, 1998, the Company acquired all of the capital stock of the Bank and the shareholders of the Bank became shareholders of the Company in a share for share exchange under a plan of reorganization approved by the Bank's shareholders on August 26, 1998, whereby the Bank became the wholly-owned subsidiary of the Company (the "Reorganization"). The Company's sole business activity is ownership of the Bank. The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "HBVA." At December 31, 1998, the Company had total assets of $64.8 million, total deposits of $53.4 million and total stockholders' equity of $8.9 million. Net income for the year ended December 31, 1998 was $133,000, a decrease of 76.67% from net income of $570,000 for the comparable period in 1997. Basic earnings per share for the year ended December 31, 1998 were $0.07 ($0.07 per share, assuming dilution), up from $0.45 per share ($0.44 per share, assuming dilution) for the year ended December 31, 1997. Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank for the period prior to October 1, 1998 and the activity of the Company consolidated thereafter. Unless the context otherwise requires, all references to the Bank or the Company include the Company and the Bank on a consolidated basis.

         The Bank is the only independent financial institution headquartered in McLean, Virginia. Established in 1987, the Bank operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. (formerly Independent Banks of Virginia, Inc.), until 1992 when it became an independent bank. The Bank is a well-capitalized, profitable community bank dedicated to financing small business and consumer needs in its market area and providing personalized "hometown" quality service to its customers by tailoring its products and services to appeal to a local market. The Bank currently operates one full-service office and engages in a broad range of lending and deposit services aimed at individual and commercial customers in the McLean area of Fairfax County, Virginia. The Bank closed its secondary offering of common stock (the "Offering") in which it sold 805,000 share of common stock to the public at a per share price of $5.50, resulting the raising of net proceeds to the Bank of approximately $4.1 million.

         The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of individual and commercial loans primarily in the McLean area. The Bank's commercial activities include providing checking accounts, money market accounts and certificates of deposit to small and medium sized businesses. The Bank also provides credit services, such as lines of credit, term loans, construction loans, and letters of credit, as well as real estate loans and other forms of collateralized financing. The Bank's personal services include checking accounts, NOW accounts, savings accounts, certificates of deposit, installment accounts, construction and other personal loans, home improvement loans, automobile and other consumer financing.

         The Bank's profitability depends primarily on its net interest income, the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

         The Bank's profitability is also affected by the level of other (noninterest) income and operating expenses. Other income consists primarily of service fees, loan servicing and other loan fees and gains on sales of investment securities. Operating expenses consist of salaries and benefits, occupancy-related expenses, and other general operating expenses.

         The operations of the Bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Asset/Liability Management

         A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. The Bank has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

         The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. As noted above, one of the principal goals of the Bank's asset/liability program is to maintain and match the interest rate sensitivity characteristics of the asset and liability portfolios.

         In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

Credit Policies

         The Bank utilizes written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically-defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Bank's policies. Lending authority is granted to individual lending officers with the current highest limit being $150,000 for secured and $25,000 for unsecured loans. Any two officers acting together may approve a loan up to the amount of the lower lending authority of the two officers. An Officers' Loan Committee comprised of six officers is authorized to approve credit of up to $400,000 for secured loans and $200,000 for unsecured loans. Approval of such credits requires a majority vote of the Officers' Loan Committee. The Directors' Loan Committee is authorized to approve loans up to the legal lending limit of the Bank.

         The Bank's management generally requires that secured loans have a loan-to-value ratio of 80% or less. Management believes that when a borrower has significant equity in the assets securing the loan, the borrower is less likely to default on the outstanding loan balance.

         A major element of credit risk management is diversification. The Bank's objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based on factors of individual risk, policy constraints, economic conditions, collateral and product type.

         Lending activities include a variety of consumer, real estate and commercial loans with a strong emphasis on serving the needs of customers within the Bank's market territory. Consumer loans are made primarily on a secured basis in the form of installment obligations or personal lines of credit. The focus of real estate lending is commercial mortgages, but also includes home improvement loans, construction lending and home equity lines of credit. Commercial lending is provided to businesses seeking credit for working capital and the purchase of equipment and facilities. The principal lending activity of the Bank is concentrated in mortgage loans secured by commercial real estate, usually consisting of commercial and warehouse facilities in the Bank's market area.

Market Area

         The Bank currently has one office serving the McLean area of Fairfax County, Virginia. From this office, the Bank serves its customers, the majority of whom own businesses or reside in the McLean/Great Falls area of Northern Virginia, which is located eight miles west of Washington, DC. The remainder of the Bank's customers reside primarily in other communities in Fairfax County, and, to a lesser extent, Arlington and Loudoun counties. A second branch is scheduled to open in Loudoun County, Virginia (the "CountrySide Branch") in late March or April, 1999.

         McLean lies in the northernmost part of Fairfax County, Virginia, by most measures, the wealthiest county in Virginia. The median household income in Fairfax County in 1996 was $78,000 - the highest in the country. The 1997 population of Fairfax County is estimated to have been 913,012. Fairfax County is also home to many information technology firms including UUNet and PSINet. It is estimated that nearly one-half of all international Internet traffic flows through one of the Fairfax-based access providers.

         McLean is home to the Central Intelligence Agency, McLean's largest employer, and the Federal Home Loan Mortgage Corporation. The Bank provides financial services to the many professional service firms, including lawyers, accountants, consultants and engineers that have offices in McLean. McLean's population is estimated to be approximately 63,000. The median household income in McLean was estimated to be $70,000 in 1996. McLean also includes the Tysons Corner area, an office and commercial district that is home to a significant number of high-technology employers. Major employers in Tysons Corner include INOVA Health Systems, EDS, SAIC and AT&T. Tysons Corner is also home to two major shopping centers and several major hotels.

         With the opening of the CountrySide branch, the Bank expects to expand its market area to include a significant portion of Loudoun County, one of the fastest growing counties in the United States. According to census figures, the 1997 population of Loudoun County has increased to approximately 133,000 persons, representing an increase of 55% since 1990 compared to population growth of 9% in the Washington, D.C. region as a whole during the same period. Among counties with more than 10,000 residents, Loudoun County's 7.7% growth rate for 1996-97 ranked eighth in the nation. This area is experiencing significant economic growth as a result of the expansion of the Dulles
International Airport technology corridor and the influx of "high-tech" companies from Fairfax County. The Loudoun County market is predominately residential with a healthy mix of retail, service activities and light industry.

         Eastern Loudoun County, with a population of approximately 50,000, is the fastest growing area of Loudoun County and Northern Virginia. It contains several mature residential neighborhoods and the newer developments of CountrySide, Cascades, and Ashburn Village. Several large high-tech companies such as America Online and Alcatel Data Networks have recently moved their headquarters to eastern Loudoun County, giving rise to accelerated residential building and retail development in the area. More than 4,000 housing sites are in various stages of future development in the area. In addition, the 300-acre regional mall,

Dulles Town Center, is being constructed within one mile of the site. The new branch will be located in the CountrySide Shopping and Professional Center, a 350,000 square foot retail/professional/medical campus near the entrance to the 2,500 unit CountrySide residential community that is home to over 12,000 persons. The site also borders on Cascades, a new 6,000-unit planned residential development and associated shopping center, Cascades Market Place. Over 100,000 persons with an average family income of $71,000 are estimated to live within five miles of the branch's location. The Bank believes that development now taking place along the Route 7 and Route 28 corridors, coupled with the rapid population growth in eastern Loudoun County, will provide the Bank with the opportunity to expand its consumer and small business services.

Competition

         The Bank operates in the highly competitive environment of the McLean area of Fairfax County. It competes for deposits and loans with commercial banks, savings and loans, credit unions and other financial institutions, including non-bank competitors such as loan companies, insurance companies and large securities firms. Many of these organizations possess substantially greater financial and technical resources than the Bank.

         In Fairfax County, the Bank commands 0.42% of the market, according to the most recent survey of deposits by the Federal Deposit Insurance Corporation ("FDIC"). In McLean, the Bank commands 3.27% of the market. Seventeen banks with 31 branches operate in the greater McLean area and 17 of these branches are located in proximity to the Bank in the McLean Central Business District. The Heritage Bank is the only community bank headquartered in McLean.

          The market is mature and the growth of deposits and loan demand has slowed in recent years. While it can produce stable earnings from its operations in the McLean office, the Bank believes the future growth of the Bank will be in expansion to other parts of Northern Virginia, including Loudoun County.

         There are 12 commercial banks with 37 branches located in Loudoun County with deposits totaling approximating $900 million. A number of mortgage companies along with several non-bank financial institutions also compete in the area. Nine bank branches are located in eastern Loudoun County. All are full-service banks and provide a wide array of bank products and services, although none of these banks is considered to be a community bank, like The Heritage Bank. The Bank believes that it will enjoy a competitive advantage due to its local community bank orientation and reputation for providing personalized service to its customers.

         With the opening of the CountrySide Branch, the Bank expects to increase its deposit base, which in turn will increase the funds available for loans and other profitable opportunities for the Bank. While the Bank will continue to experience a competitive environment in Fairfax and Loudoun counties, there still exist opportunities to establish new branches in those areas where significant population increases and economic growth are occurring.

Year 2000 Issues

         Background. The "Year 2000 Problem" centers on the inability of computer systems to precisely recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. If computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date/field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Bank's products, services and competitive condition.

         In addition, noninformation technology systems, such as telephones, copies and elevators may contain embedded technology which controls its operations and which may be affected by the Year 2000 Problem. Thus, even noninformation technology systems may affect the normal operations of the Company upon the arrival of the Year 2000.

         Financial institution regulators have recently increased their focus upon year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. The FDIC and the other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 Problem could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

         Federal banking regulators have also issued safety and soundness guidelines to be used in conjunction with routine regulatory examinations. Failure by federally regulated institutions to adequately address the Year 2000 Problem may result in supervisory action, including the reduction to the institution's supervisory rating, the denial of applications for approval of mergers and acquisitions, the denial of applications for new branch openings or the imposition of civil money penalties.

         Risk. Similar to other financial institutions and companies that utilize computer technology, the Company's operations may be significantly affected by the Year 2000 Problem because of its reliance on electronic data processing technology and date-sensitive information. The Year 2000 issue also impacts other aspects of our non-technical business processes. If the Year 2000 Problem is not adequately addressed, and systems are not modified to properly identify the Year 2000, computer systems and software applications may fail or create erroneous information.

         If the Bank and the Company are affected by the Year 2000 Problem, the worst case scenario may be that information that relies on dates, such as interest calculations, loan payment schedules and other operating functions, could be significantly incorrect. The Bank may not be able to process withdrawals or deposits, prepare account statements, or engage in any of the many transactions that constitute its normal operations. The Bank's inability to adequately address the Year 2000 Problem could also have a significant adverse affect on the Bank's suppliers and service providers. Should the Bank experience a Year 2000 failure that can not readily be fixed, it may result in a significant adverse impact on our financial condition and results of operations.

         State of Readiness. The Company believes that technology plays a critical role in its overall business strategy. It has consistently attempted to stay current with technological advances in the industry. In this regard, the board of managers and senior management have consistently supported investment in established and proven technologies. Because of this philosophy, the board of managers and senior management have been actively engaged in managing the Year 2000 project. Management has consistently allocated both human and financial resources to this project to achieve the objectives and time frames mandated by the FFIEC.

         To address the Year 2000 Problem, the Bank hired an outside consultant to assess the impact of the Year 2000 Problem on the Bank. Because the Bank outsources its data processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Bank's eternal vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Bank's information systems will be Year 2000 compliant by the end of 1998. This will enable the Bank to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium in order to comply with all applicable regulations.

         The Company's timetable for working on the Year 2000 Problem, in order to achieve a successful transition to the Year 2000, is divided into the following five phases:



       PHASE                                   DESCRIPTION                                      STATUS
---------------------            -----------------------------------------------         ----------------------

1.       Awareness               Define the problem.                                      Completed  - 11/1/97

2.       Assessment              Identify all systems and criticality of systems.         Completed  - 6/1/98

3.       Renovation              Program enhancements, hardware and software              99% Complete -
                                 upgrades, system replacements, and vendor                11/30/98
                                 certifications.

4.       Validation              Test and verify system changes.                          99% Complete -
                                                                                          11/30/98

5.       Implementation          Components certified as Year 2000 compliant              99% Complete -
                                 and moved to production.                                 11/30/98


         Contingency Planning. The Bank has a contingency plan to keep the Bank in operation in the event that some Year 2000 problems have been overlooked and system malfunctions occur at the turn of the century. This plan was developed by the Bank's outside consultant with the help of Bank management. The Company has developed contingency or alternate plans for its mission critical systems on a department-by- department basis in anticipation of potential unplanned system difficulties or third-party failures at January 1, 2000 or dates beyond. However, the Bank understands that certain events beyond its control, such as extended power outages and loss of telecommunications, may diminish its ability to provide minimum levels of service. Failure of these services will affect companies, individuals and the government, and can not be remedied by anyone other than the responsible party. For some systems, contingency plans consist of using or reverting to manual systems until the problems can be corrected.

         While the Company expects to complete its Year 2000 project in a timely manner, it can not guarantee that the systems of companies with whom it conducts business, will also be completed in a timely manner. The failure of these entities to adequately address the Year 2000 Problem could adversely affect the Company's and Bank's ability to conduct business.

         Costs. The Company currently estimates its total direct and indirect cost will be $35,000. To date, the Company has spent $31,000 on Year 2000 issues. The costs of the project and the date on which the Bank plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. In addition, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank.

Employees

         At December 31, 1998, the Bank had twenty-seven full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Bank considers relations with its employees to be good.

Federal Taxation

         General. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. For federal income tax purposes, the Company and the Bank, as members of the same affiliated group, file consolidated income tax returns on a December 31 fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

         Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995. See Note 8 to the consolidated financial statements.

         Distributions. To that the extent that the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's "base year reserve", and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includible in income, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

         Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

         The Bank is exempt from paying state income tax to the Commonwealth of Virginia. Under Virginia law, however, banks must pay a franchise tax at the rate of $1 on each $100 of net capital as defined under Virginia law. For additional information regarding taxation, see Note 8 of the Notes to Financial Statements.


                           REGULATION AND SUPERVISION

         The Bank is extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Bank's business.

Regulation of the Bank

         The Bank is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Virginia State Corporation Commission ("SCC"). In addition, the Bank is regulated and supervised by the FRB, which serves as its primary federal regulator, and is subject to certain regulations promulgated by the FDIC. The SCC and the FRB conduct regular examinations of the Bank, reviewing the adequacy of its loan loss reserves, the quality of its loans and investments, the propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the FRB quarterly reports containing detailed financial statements and schedules.

         Federal and Virginia banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks. See "--Limits on Dividends and Other Payments." As its primary federal regulator, the FRB has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements applicable to state member banks such as the Bank. See "--Capital Requirements."

         Transactions with Affiliates and Insiders of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. In addition, any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would be provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. Further, most loans by a bank to its affiliate must be supported by collateral in amounts ranging from 100 to 130 percent of the loan amounts.

         Banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater than 10% stockholder of a bank as well as certain affiliated interests of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event over $500,000, to directors, executive officers and greater than 10% stockholders of a bank, and their respective affiliate, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to other persons. Regulation O also prohibits a depository institution from paying the overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FRB regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of a bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA rating in its most recent examination.

         In April 1995, the federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small banks would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small bank" is defined as including banks with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1 billion, which would include the Bank.

          The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required by any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution.

         Safety and Soundness Standards. Pursuant to the requirements of Section 39 of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Capital Requirements

         The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") requires the Federal Reserve to take "prompt corrective action" with respect to any insured depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the Federal Reserve to take supervisory action in certain circumstances. Under these regulations, an insured depository institution is considered well-capitalized if it has a Total Risk-based Capital ratio of 10.0% or greater, a Tier 1 Risk-based Capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An insured depository institution is considered adequately capitalized if it has a Total Risk-based Capital ratio of 8.0% or greater, a Tier I Risk-based Capital ratio and Leverage ratio of 4.0% or greater (or a Leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. An insured depository institution is considered undercapitalized if it has a Total Risk-based Capital ratio that is less than 8.0%, a Tier 1 Risk-based Capital ratio that is less than 4.0%, or a Leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a Total Risk-based Capital ratio that is less than 6.0%, a Tier 1 Risk-based Capital ratio that is less than 3.0%, or a Leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, the Bank was classified as well-capitalized. The Bank's Tier 1 and Total Risk-based Capital ratios as of December 31, 1997 were 17.4% and 18.6%, respectively.

         The severity of action authorized or required to be taken under prompt corrective action regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person, if, following such distribution, the bank will be undercapitalized. The Federal Reserve is authorized by this legislation and under Regulation H (which regulates state member banks) to take various enforcement actions against any undercapitalized insured depository institution and any insured depository institution that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the Federal Reserve. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

         With certain exceptions, insured depository institutions will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized insured depository institutions will be required to file capital restoration plans with the Federal Reserve. Undercapitalized insured depository institutions also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The Federal Reserve also may, among other things, require an undercapitalized insured depository institution to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

         Significantly and critically undercapitalized insured depository institutions may be subject to more extensive control and supervision. The Federal Reserve may prohibit any such institutions from, among other things, entering into any material transaction not in the ordinary course of business, amending their Articles of Incorporation or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of an insured depository institution becoming critically undercapitalized, the Federal Reserve must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Financial Condition -- Capital Requirements" for more information about the Bank's capital ratios and applicable minimum ratios.

Branching

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act"), the Federal Reserve may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

         Virginia "opted-in" to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in Virginia was permitted to establish and maintain a de novo branch in Virginia, or acquire a branch in Virginia, if the laws of the home state of the out-of-state bank permit Virginia banks to engage in the same activities in that state under substantially the same terms as permitted by Virginia. Also, Virginia banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in Virginia of a merged Virginia bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Legislative Developments

         On September 30, 1996, President Clinton signed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF") and to assure payment of the Financing Corporation (the "FICO") obligations. Most of the Bank's deposits are insured by the FDIC's Bank Insurance Fund (the "BIF"). Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 1999 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Mortgage Disclosure Act.

Federal Reserve System

         Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3% on the first $52 million of net transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements.

Effect of Economic Environment

         The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of banks and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and income of the Bank cannot be predicted.

Limits on Dividends and Other Payments

         As a state member bank subject to the regulations of the Federal Reserve, the Bank must obtain the approval of the Federal Reserve for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more, unless such loans are fully-secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts, as so defined, against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts, as so defined, in excess of that account. At December 31, 1998, the Bank could not declare or pay any dividends and had made no requests to do so. The Bank expects that it will qualify to pay dividends in 1999.

         In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that would deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only out of current operating earnings.

         FDICIA provides that no insured depository institution may make any capital distribution, including a cash dividend if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

         In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a Virginia-chartered bank's paid-in capital. The SCC also has authority to limit the payment of dividends by a Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

Regulation of Holding Company

         Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FRB for the Bank.

         The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets or any bank of bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

         The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

         In addition, a bank holding company is prohibited generally from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

         Under FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Bancorp ever acquired as a separate subsidiary a depository institution in addition to the Bank. There are no current plans for such an acquisition.

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Federal Securities Laws

         The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.           PROPERTIES

         The principal office of the Bank is located at 1313 Dolley Madison Boulevard, McLean, Virginia where the Bank leases approximately 8,407 square feet in an office building. All of the Bank's administrative and customer service facilities are at this location. The lease was for an initial term of ten years, beginning July 1988, with three 5 year renewal options. The current monthly rent is $15,046. The Bank also owns a parcel of land in Great Falls, Virginia valued at $245,000, which it is holding for future bank use. The Bank has classified one parcel of real estate, acquired through foreclosure, as "other real estate owned" totaling $263,000.

         The Bank also entered into a ten-year lease for its future branch office. The lease is ten years and commences on June 1, 1998 or 15 days following the issuance of an occupancy certificate, whichever occurs last. In the first year of the lease, the minimum monthly rent will be $6,500, with minimal increases in subsequent years. The Bank made the first lease payment on March 1 1999.

ITEM 3.           LEGAL PROCEEDINGS

         In the normal course of its operations, the Bank from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Bank's business, financial position or results of operations, except for the following.

         The Heritage Bank is a defendant in a suit in Fairfax Circuit Court styled Brault & Associates, et al. v. The Heritage Bank, Law No. 174525. In the suit the plaintiffs allege conversion (Count I), breach of fiduciary duty (Count
II), defamation (Count III), and breach of contract (Count IV) as a result of a dispute over a loan repayment and the collateral securing such loan. The Bank filed an answer denying the plaintiffs' claims. The Bank's insurance carrier contributed Thirty Thousand Dollars ($30,000.00) towards a settlement of this matter and the Bank has settled this matter in principle as of March 2, 1999 for a total cash payment of Fifty Thousand Dollars ($50,000.00), which involves a Twenty Thousand Dollar ($20,000.00) payment from the Bank. The parties are now in the process of preparing final settlement documents for execution which will result in the dismissal of the above case with prejudice.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

         Heritage Bancorp, Inc.'s common stock is traded on the Nasdaq SmallCap Market and quoted under the symbol "HBVA." Prior to its secondary offering of 805,000 shares on May 18, 1998 (the "Offering") and commencement of trading on the Nasdaq SmallCap Market, the common stock of The Heritage Bank traded on the OTC Bulletin Board on a limited basis. The Bank's common stock traded as Company common stock when Reorganization became effective in October 1998, prior to the end of the Company's 1998 fiscal year.

         At December 31, 1998, the last trading date in the Company's fiscal year, the Company's common stock closed at $3.75. At March 10, 1999, there were 2,294,617 shares of the Company's common stock outstanding, which were held of record by approximately 2,000 stockholders.

         The Board of Directors has not paid a cash dividend since its incorporation. The Board of Directors may consider the payment of cash dividends dependant on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors. There are significant regulatory limitations on the Company's ability to pay dividends depending on the dividends it receives from its subsidiary, The Heritage Bank, which are subject to regulations and the Bank's continued compliance with all regulatory capital requirements and the overall health of the institution.

         The table below shows the high and low sales price during the periods indicated.



                                                            Price Range ($)
                                                       -------------------------

                 Quarter Ended                              High         Low
--------------------------------------------------------------------------------

Fiscal year ended December 31, 1998:
     Second Quarter ended June 30, 1998...............      6 3/4        4 3/4
     Third Quarter ended September 30, 1998...........      5 1/2        3 3/4
     Fourth Quarter ended December 31, 1998 ..........      4 3/4        3 1/2

     Based on information available to the Bank from a limited number of sellers and purchasers of the Bank's common stock prior to the Offering, the Bank believes that the selling price for the Bank common stock ranged from $2.25 to $4.00 during 1997 and from $4.00 to $4.625 from January 1, 1998 through March 31, 1998.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

                             SELECTED FINANCIAL DATA

     The year-end income statement data, the year-end balance sheet data and the year-end per share data regarding net income contained in the following selected financial data for the five years ended December 31, 1998 are derived from the financial statements of the Company and the Bank, which have been audited on an annual basis. The selected financial information should be read in conjunction with the financial statements and the notes thereto.


                                                                       Years ended December 31,
                                                  ---------------------------------------------------------------------
                                                             (Dollars in thousands, except per share data)
Summary of operating results:

     Total interest income.......................       $   3,766     $   3,256      $   3,420    $   3,048    $  3,034
     Total interest expense......................           1,272         1,111          1,411        1,165         960
                                                      -----------------------------------------------------------------
     Net interest income.........................       $   2,494     $   2,145          2,009        1,883       2,074
     Provision for (recovery of) loan losses.....             117             4              -         (87)         488
                                                      -----------------------------------------------------------------
     Net interest income after provision for
      recovery of) loan losses...................       $   2,377     $   2,141          2,009        1,970       1,586
     Other income................................             137           181            119           98         168
     Other expenses..............................           2,421         1,836          1,725        1,854       1,868
                                                      -----------------------------------------------------------------
     Income (loss) before taxes..................              93           486            403          214        (114)
     Income tax expense (benefit)(1).............             (40)          (85)             -           31           -
                                                      --------- ------------- -----------------------------------------
     Net income (loss)...........................       $     133     $     571      $     403    $     183    $   (114)
                                                      =================================================================
Per share:
     Basic earnings (loss) per share.............       $    0.07     $    0.45      $    0.32    $    0.15    $  (0.09)
     Diluted earnings (loss) per share...........            0.07          0.44           0.32         0.15       (0.09)
     Dividend payout ratio.......................               -             -              -            -           -
     Book value at period end....................            3.89          3.18           2.84         2.52        2.30
     Common shares outstanding...................       2,294,617     1,489,636      1,249,634    1,249,634   1,249,634

Balance sheet data (at period end):
     Loans, net of unearned interest.............       $  29,610     $  23,390         25,202       24,346       27,426
     Allowance for loan loss.....................             429           634            617          685        1,164
     Total assets................................          64,776        45,450         46,075       46,874       41,944
     Total deposits..............................          53,442        40,604         42,387       43,539       38,933
     Total stockholders' equity..................           8,928         4,730          3,543        3,149        2,878

Performance and asset quality ratios:

     Return on average total assets..............            0.26%         1.33%          0.87%        0.46%       (0.26)%
     Return on average stockholders' equity......            1.79         15.24          12.05         5.89        (3.84)
     Average stockholders' equity to average
      total assets...............................           14.47          8.74           7.19         7.74         6.81
     Non-accrual and past due loans to total loans           1.35           .98           1.85         2.93         3.11
     Allowance for loan losses to total loans....            1.45          2.71           2.45         2.81         4.24
     Net yield...................................            3.87          4.29           3.69         3.96         4.26
     Net interest margin(2)......................            5.09          5.25           4.54         4.93         4.37


------------------


(1) At December 31, 1998, the Bank had available approximately $139,000 of an operating loss carryforward which could be offset against future income.

(2) Net interest margin is calculated as net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

         The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and the Bank. This review should be read in conjunction with the audited financial statements and accompanying notes. This analysis provides an overview of the significant changes that occurred during the periods presented.

Results of Operations

         The Bank' s operating results depend primarily upon its net interest income, the difference between the interest earned on its interest-bearing assets (loans and investment securities) and the interest paid on interest-bearing liabilities (deposits). Operating results are significantly affected by provisions for loan losses, other income and operating expenses. Each of these factors is significantly affected not only by the Bank's policies, to varying degrees, but general economic and competitive conditions and by policies of state and federal regulatory authorities.

Comparison of Financial Condition at December 31, 1998 and 1997

         The management team has been concentrating on a growth oriented strategy designed to enhance the Company's franchise value and operating profitability by increasing the size and quality of the Bank's assets. The
Company has also tried to improve long term profitability by strengthening the quality of the Bank's loan portfolio. As a result of this strategy, total assets increased $19.3 million, or 42.5%, from $45.4 at December 31, 1997 to $64.7 million at December 31, 1998.

         Loans increased by $6.4 million during 1998 from $22.8 million at December 31, 1997 to $29.1 million at December 31, 1998. This increase was primarily due to increased loan demand due to the favorable interest rate environment in 1998. The proceeds of the Offering also increased the Bank' s legal lending limit, permitting the Bank to originate a higher volume of loans.

          Securities increased by $7.8 million from $12.0 million at December 31, 1997 to $19.8 million on December 31, 1998. This increase is due in part to the receipt by the Bank of $4.1 million in net proceeds from the Offering which closed on May 18, 1998. In addition, Fed Funds sold increased $950,000 from $7.6 million at December 31, 1997 to $8,5 million at December 31, 1998. This shift in assets was the result of the Bank's increase in deposits over 1997.

         Stockholders' equity at December 31, 1998 was $8.9 million, as compared to $4.7 million on December 31, 1997. The increase in stockholders' equity was due to net income for the year of $133,000 and to the sale of 805,000 shares of common stock at $5.50 per share in the Offering which increased capital and surplus by $4.1 million. Book value per share increased from $3.18 per share on December 31, 1997 to $3.89 per share on December 31, 1998.

         Total deposits increased 31.6%, from $40.6 million at December 31, 1997 to $53.4 million at December 31, 1998. Of the $12.8 million increase in deposits, $8.0 million were deposits that came into the Bank on the last two days of 1998 into attorneys escrow account and the left the Bank within next fifteen days.

         The Company's return on average assets was 0.26% and its return on average equity was 1.79% in fiscal year 1998. The Bank's return on average assets was 1.33% and its return on average equity was 15.24% in fiscal year 1997.

         The  Bank  is  required  to  meet  certain   capital   requirements  as
established by the Federal Reserve Board. At December 31, 1998 and 1997, the Bank met all capital adequacy requirements to which it was subject.

Results of Operations for the Years Ended December 31, 1998 and 1997

         Net Income. Net income for the year ended December 31, 1998 decreased $437,000 to $133,000, or $0.07 basic earnings per share ($0.07 per share, assuming dilution), from net income of $570,000, or $0.45 basic earnings per share ($0.44 per share, assuming dilution) for the year ended December 31, 1997. The decrease in net income was primarily due to loan loss from a bankruptcy during the third quarter totaling $141,456, an increase in stockholder expenses of $89,944 incurred in connection with the formation of the holding company, an increase in legal fees of $175,000 incurred in defending lawsuits and the $25,000 settlement of a lawsuit plus the $25,000 loss due to a robbery. The expenses associated with the formation of the holding company, the opening of the CountrySide branch in Sterling, Virginia, and the legal fees incurred in connection with the settlement of a lawsuit are nonrecurring items and are not expected to have an impact on the long-term profitability of the Bank.

         Interest Income. The major component of the Bank's net earnings is net interest income, which is the excess of interest income on interest-earning assets over the interest expense on interest-bearing liabilities. Net interest income is affected by changes in volume resulting from growth and alterations of the balance sheet composition as well as fluctuations in interest rates ("interest rate spread") and maturities of sources and uses of funds. The Bank's management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

         Interest income totaled $3.7 million for the year ended December 31, 1998, an increase of $509,000 or 15.6% from $3.2 million from the year ended December 31, 1997. The increase in interest income was due to a $108,000 increase in interest on federal funds sold and an increase of $302,000 on securities held for investment. Loan interest income also increased by $99,000. The increase in interest on securities held for investment was the result of the Bank investing the funds received from the sale of stock in the Offering in investment bonds. The increase in Fed Funds interest was the result of the increase in deposits. The increase in interest income on loans was the result of an increase in the loan portfolio, due to the ability of the Bank to increase its legal lending limit as a result of proceeds received in the Offering and favorable interest rates in fiscal 1998.

         Interest Expense. Total interest expense increased $162,000, or 14.55%, from $1.1 million for the year ended December 31, 1997 to $1.3 million for the year ended December 31, 1998. This increase was primarily due to the $3.1 million increase in the average balance of interest-bearing liabilities from $30.2 million for the year ended December 31, 1997 to $33.3 million for the year ended December 31, 1998.

         Net Interest Income. Net interest income increased by $349,000 or 16.3% from $2.1 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998.

         The Bank's net interest margin (net interest income expressed as a percentage of total average interest-earning assets) decreased to 5.09% for the year ended December 31, 1998 compared to 5.25% for the year ended December 31, 1997. The Bank's net yield (the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities) was 4.69% and 4.29% for the years ended December 31, 1998 and 1997, respectively.

         Provision for Losses. The provision for loan losses for the year ended December 31, 1998 was $117,000 as compared to $3,825 for the year ended December 31, 1997. This increase was due to loss on a loan in connection with a bankruptcy.

         Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

         Noninterest Income. Noninterest income consists primarily of service charges and fees associated with the Bank's loan and savings accounts and gains on the sale of securities. Noninterest income for the year ended December 31, 1998 was $137,000, representing a decrease of $44,000 from the noninterest income of $181,000 for the year ended December 31, 1997. This decrease was caused primarily by a $47,000 decrease in gains on the sale of government securities.

         Noninterest   Expense.   Noninterest   expense  consists  primarily  of
operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments, and equipment expenses.

         Noninterest expense increased $585,000 or 31.9% from $1.8 million for the year ended December 31, 1997 to $2.4 million for the year ended December 31, 1998. This increase was due in part to an increase in salaries and employee benefits expense of $121,000 or 12.7% from $953,000 for the year ended December 31, 1997 to $1,074,000 for the year ended December 31, 1998. Other operating expenses increased by $489,000 or 84.3% from $580,000 to $1,069,000 for the years ended December 31, 1997 and 1998, respectively. This increase was due to settlement of a lawsuit of $108,800, loss on a bankruptcy of $141,456, legal fees of $175,732 incurred in defending a lawsuit, expenses associated with the formation of the holding company of $89,944 and the $25,000 loss in a robbery.

         Income Taxes. The Bank had an income tax benefit of $41,000 for the year ended December 31, 1998 compared to a benefit of $85,000 in 1997. At December 31, 1998, the Bank has operating loss carryforwards of approximately $139,000 that may be offset against future taxable income. The Bank expects to use its net operating loss carryforward in its entirety by the end of fiscal year 1999.

Results of Operations for the Years Ended December 31, 1997 and 1996

        Net Income. Net income for the year ended December 31, 1997 increased $168,000 to $571,000, or $0.45 basic earnings per share ($0.44 per share, assuming dilution), from net income of $403,000, or $0.32 basic earnings per share ($0.32 per share, assuming dilution) for the year ended December 31, 1996. The increase in net income is primarily due to an increase of $136,000 in net interest income to $2.1 million for the year ended December 31, 1997 from $2.0 million for the year ended December 31, 1996.

         Interest Income. The major component of the Bank's net earnings is net interest income, which is the excess of interest income on interest-earning assets over the interest expense on interest-bearing liabilities. Net interest income is affected by changes in volume resulting from growth and alterations of the balance sheet composition as well as fluctuations in interest rates ("interest rate spread") and maturities of sources and uses of funds. The Bank's management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

         Interest income totaled $3.3 million for the year ended December 31, 1997, a decrease of $164,000 or 4.8% from $3.4 million from the year ended December 31, 1996. This decrease in interest income was due to a $121,000 decrease in interest on federal funds sold with lower yields on loans. Interest on federal funds sold decreased because of the decrease in deposits, resulting in less federal funds available to sell. The decrease in interest income is also due in part to a decrease in the loan portfolio which resulted from management's policy to improve the overall quality of the Bank's loan portfolio. Net loans decreased by $1.8 million or 7.4% from December 31, 1996 to December 31, 1997.

         Interest Expense. Total interest expense decreased $300,000, or 21.3%, from $1.4 million for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997. This decrease was primarily due to the $4.6 million decrease in the average balance of interest-bearing liabilities from $34.8 million for the year ended December 31, 1996 to $30.2 million for the year ended December 31, 1997. The
decrease   also   resulted   from  a  decrease  in  the  average  rate  paid  on
interest-bearing liabilities from 4.05% to 3.68% due to a management decision not to renew Certificates of Deposit at higher rates previously offered.

         Net Interest Income. Net interest income increased by $136,000 or 6.8% from $2.0 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997.

         The Bank's net interest margin (net interest income expressed as a percentage of total average interest-earning assets) increased to 5.25% for the year ended December 31, 1997 compared to 4.54% for the year ended December 31, 1996. The Bank's net yield (the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities) was 4.29% and 3.69% for the years ended December 31, 1997 and December 31, 1996, respectively.

         Provision for Losses. The provision for loan losses for the year ended December 31, 1997 was $3,825 as compared to $0 for the year ended December 31, 1996.

         Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

         Noninterest Income. Noninterest income for the year ended December 31, 1997 was $181,000, representing an increase of $62,000 from the noninterest income of $119,000 for the year ended December 31, 1996. This increase was caused primarily by an increase in service charges on deposit accounts and $47,000 representing gains on the sale of government securities during 1997.

         Noninterest   Expense.   Noninterest   expense  consists  primarily  of
operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments, and equipment expenses.

         Noninterest expense increased $111,000 or 6.5% from $1.7 million for the year ended December 31, 1996 to $1.8 million for the year ended December 31, 1997. This increase was due in part to an increase in salaries and employee benefits expense of $54,000 or 6.1% from $899,000 for the year ended December 31, 1996 to $953,000 for the year ended December 31, 1997. Other operating expenses increased by $60,000 or 11.5% from $520,000 to $580,000 for the years ended December 31, 1996 and 1997, respectively. This increase was due to a normal increase in data processing service contract charges of $8,000 from 1996 to 1997; increases in stationery and supply expense of $17,000 primarily due to additional printing expenses for brochures for the loan department and other printing costs; and increases due to advertising expense increasing $8,000, the payment of directors' fees of $19,000 in 1997, and an increase of $5,000 in charitable contributions by the Bank.

         Income Taxes. The Bank had an income tax benefit of $85,000 for the year ended December 31, 1997 and had no income tax liability for the year ended December 31, 1996. At December 31, 1997, the Bank has operating loss carryforwards of approximately $387,000 that may be offset against future taxable income. The Bank expects to use its net operating loss carryforward in its entirety by the end of fiscal year 1998.

Year 2000 Issues

         For a discussion of the Year 2000 problem see "Year 2000 Issues" discussion in Item 1 - Business to this Report on Form 10-KSB.

Average Balances, Interest and Average Yields

         The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

   AVERAGE BALANCES, INTEREST INCOME AND EXPENSES AND AVERAGE YIELDS AND RATES
                             (Dollars in thousands)


                                                                        Years ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                               1998                            1997                                1996
                                   ------------------------------   -----------------------------    -------------------------------
                                              Interest    Average              Interest    Average              Interest    Average
                                   Average    Income/     Yield/    Average    Income/     Yield/    Average    Income/     Yield/
                                   Balance    Expense     Rate      Balance    Expense     Rate      Balance    Expense     Rate
                                   ---------  --------    -------   --------   -------     -------   --------   --------    -------

EARNING ASSETS:
Loans receivable(1)..............  $  25,978   $ 2,386      9.18%   $ 24,533   $ 2,286      9.32%   $  24,458  $  2,322      9.49%
Investment securities, taxable...     18,208     1,118      6.14      13,432       816      6.08       14,597       823      5.64
Federal funds sold...............      4,830       262      5.42       2,867       154      5.37        5,148       275      5.34
                                    --------  --------              --------   -------               --------   -------
   Total earning assets..........     49,016     3,766      7.68      40,832     3,256      7.97       44,203     3,420      7.74
                                    --------  --------              --------   -------               --------   -------

NON-EARNING ASSETS:
Cash and due from banks..........      1,691                           1,649                            1,891
Other assets                             802                             414                              444
                                    --------                        --------                           ------
Total non-earning assets.........      2,493                           2,063                            2,335
                                    --------                        --------                         --------
   Total assets..................  $  51,509                        $ 42,895                        $  46,538
                                    ========                        ========                        =========

INTEREST-BEARING LIABILITIES:
Deposits:
   Interest-bearing demand (NOW)
    deposits.....................      5,696       133      2.33    $  5,073       113      2.23    $   5,495       119      2.17
   Money market deposits.........     10,875       363      3.34      10,377       330      3.19       10,535       335      3.18
   Savings deposits..............      3,298        97      2.94       3,369        99      2.94        3,259        97      2.98
   Time deposits.................     12,424       640      5.15      11,196       561      5.01       15,511       860      5.54
   Repurchase agreements  .......      1,069        39      3.65         159         7      4.40            -         -         -
                                    --------  --------   -------   ---------   -------     -----    ---------   -------    ------
      Total interest-bearing
       liabilities ..............     33,362     1,272      3.81      30,174     1,111      3.68       34,800     1,411      4.05
                                    --------  --------   -------    --------   -------     -----    ---------   -------    ------

NON-INTEREST-BEARING
   LIABILITIES:
Demand deposits..................     10,546                           8,829                            8,222
Other liabilities................        149                             145                              172
                                    --------                        --------                        ---------
   Total non-interest-bearing
    liabilities .................     10,695                           8,974                            8,394
                                    --------                        --------                        ---------
Stockholders' equity.............      7,452                           3,747                            3,344
                                    --------                        --------                        ---------
   Total liabilities and
      stockholders' equity.......  $  51,509                        $ 42,895                        $  46,538
                                    ========                        ========                        =========
Interest spread..................                           3.87                            4.29                             3.69
Net interest margin..............              $ 2,494      5.09%              $ 2,145      5.25%              $  2,009      4.54%
                                               ========                         ======                         ========

------------------


(1) Non-accrual loan balances are included in the calculation of average balances.

Rate/Volume Analysis

         The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.

                            RATE AND VOLUME ANALYSIS
                             (Dollars in thousands)



                                                         Year Ended                            Year Ended
                                                     December 31, 1998                     December 31, 1997
                                                        Compared To                           Compared To
                                                     December 31, 1997                     December 31, 1996
                                                 Increase (Decrease) Due to            Increase (Decrease) Due to
                                           ------------------------------------------------------------------------------

                                               Rate        Volume       Total        Rate        Volume       Total
                                           ------------------------------------------------------------------------------

INTEREST EARNED ON:
Loans receivable, net......................     $(34)      $  134       $  100      $ (43)      $   7      $  (36)
Investment securities, taxable.............        8          294          302        304        (311)         (7)
Federal funds sold.........................        1          107          108          2        (123)       (121)
                                                -----       ------       ------      -----       -----      ------
     Total interest income                       (25)         535          510        263        (427)       (164)
                                                -----       ------       ------      -----       -----      ------
INTEREST PAID ON:
Interest-bearing (NOW) deposits............        5           15           20          3          (9)         (6)
Money market deposits......................       16           17           33          1          (5)         (4)
Savings deposits...........................        -           (2)          (2)        (1)          3           2
Time deposits..............................       15           63           78        (77)       (222)       (299)
 Federal funds purchased...................        -           32           32          -           7           7
                                                -----        -----        -----      -----       -----      ------
     Total interest expense................       36          125          161        (74)       (226)       (300)
                                                -----       ------       ------      -----       -----      ------
        Net interest income................     $(61)      $  410       $  349      $ 337       $(201)     $  136
                                                =====       ======       ======      =====       =====      ======

Interest Rate Sensitivity

         An important element of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or having a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income.

         The Bank evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy and other financial and business risk factors. The Bank uses a static gap model and a computer simulation to measure the effect on net interest income of various interest rate scenarios over selected time periods. The gap can be managed by repricing assets or liabilities, selling investments held for sale, replacing an asset or liability prior to maturity or adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing during the same time interval helps to reduce the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

         As of December 31, 1998, the Bank's static one-year cumulative gap to total interest-sensitive assets position was a positive 7.4% and the Bank was, therefore, in a asset-sensitive position. It is the Bank's policy to control the mix and rate sensitivity of assets and liabilities such that the revolving gap (the gap is less than one year) will never exceed 10% (positive or negative) of assets.

         The following table illustrates the interest sensitivity gap position of the Bank as of December 31, 1998 (focusing only on repricing schedules, not fixed versus variable rates). This table presents a position as of a particular day, which position changes continually and is not necessarily indicative of the Bank's position at any other time.

                          INTEREST SENSITIVITY ANALYSIS

                                December 31, 1998
                             (Dollars in thousands)




                                                                      Maturing or Repricing In:
                                                       -------------------------------------------------

                                                          3 Months      4-12       1 to 5     More than
                                                           or Less     Months       Years      5 Years     Total
                                                       ------------  ----------   --------   ----------- ---------

Interest-sensitive Assets:
     Loans (1).....................................     $  12,525     $  6,509    $  8,663     $ 1,518   $  29,215
     Securities....................................           500        3,200      15,359         500      19,824
     Federal funds sold............................         8,550            -           -           -       8,550
                                                        ---------    ---------    --------    --------    --------
         Total interest-sensitive assets...........        21,575        9,709      24,022       2,018      57,324
                                                        =========    =========    ========    ========    ========
Interest-sensitive Liabilities:
     Certificates of deposit > $100,000............         1,393        2,099       2,847           -       6,339
     Certificates of deposit (greater than) $100,000        1,320        3,945       3,719           -       8,984
     Super NOW accounts/Money Market deposit
         accounts(2)...............................        17,761            -           -           -      17,761
                                                        ---------    ---------    --------    --------    --------
         Total interest-sensitive liabilities......        20,474        6,044       6,566           -      33,084
                                                        =========    =========    ========    ========    ========

Period gap.........................................     $   1,101     $  3,665   $   17,456    $ 2,018   $  24,240

Cumulative gap.....................................     $   1,101     $  4,766   $   22,222    $24,240           -

Ratio of cumulative interest-
     sensitive liabilities to interest-sensitive asset       94.9%        84.8%        59.8%      37.7%          -
                                                         ========    =========    =========    =======


------------------

(1)   Excludes non-accrual loans.
(2) Non-certificate deposit accounts are shown as repricing within the 3 month or less timeframe, although the Bank believes, based on historical experience, that such deposits are less interest sensitive.


                         ANALYSIS OF FINANCIAL CONDITION

Loan Portfolio

         The loan portfolio is the largest category of the Bank's earning assets and is comprised of commercial real estate loans, commercial loans, home equity loans, construction loans, consumer loans and participation loans with other financial institutions. The primary markets in which the Bank makes loans include the town of McLean, Virginia and Fairfax County, Virginia. The mix of the loan portfolio is weighted toward loans secured by real estate and
commercial   loans.   In   management's   opinion,   there  are  no  significant
concentrations   of  credit  with  particular   borrowers   engaged  in  similar
activities.

         Net loans consist of total loans minus the allowance for loan losses, unearned discounts . The Bank's net loans were $29.2 million at December 31, 1998, representing a 28.3% increase over net loans of $22.8 million at December 31, 1997. Loan volume increased in 1998 due to the Banks ability to make larger loans because of the increase in Bank's legal lending limit as a result of the Offering. Net loans decreased 7.4% in 1997, from a balance of $24.6 million at December 31, 1996. The average balance of total loans as a percentage of average earning assets was 53.0% for December 31, 1998, down from 60.1% for 1997. The average balance of total loans as a percentage of average earnings assets was 55.3% for 1996.

         In the normal course of business, the Bank makes various commitments to meet the financing needs of its customers and incurs certain contingent liabilities , including standby letters of credit and commitments to extend credit. At December 31, 1998, commitments for standby letters of credit totaled $181,000 and commitments to extend credit totaled $8.7 million. Commitments for standby letters of credit totaled $191,000 and $274,000 for the years ended December 31, 1997 and 1996, respectively. Commitments to extend credit totaled $6.7 million and $5.2 million for the years ended December 31, 1997 and 1996, respectively.

         The following table summarizes the composition of the Bank's loan portfolio at the periods indicated:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)




                                                              December 31,
                       ------------------------------------------------------------------------------------------------
                               1998                1997               1996               1995               1994
                       ------------------- ------------------  -----------------  ------------------  -----------------
                        Amount    Percent   Amount    Percent   Amount   Percent   Amount    Percent   Amount   Percent

Real estate:
    Mortgage.......    $ 24,077    77.5%   $17,532     75.0%   $19,524    77.5%   $18,735     76.9%   $21,219    77.4%
    Construction...         441     1.5        448      1.9        633     2.5        147      0.6        305     1.1
Commercial.........       3,786    14.5      4,191     17.9      4,210    16.7      4,526     18.6      4,851    17.7
Consumer...........       1,306     6.5      1,219      5.2        835     3.3        938      3.9      1,051     3.8
                       ----------  ----  ---------  -------  ---------  ------ ---------- --------  ---------- ------
Loans, gross.......      29,610     100%    23,390      100%    25,202    100.%    24,346     100.%    27,426     100%
                       ----------  ----  ---------  -------  ---------  ------ ---------- --------  ---------- ------
Less: allowance for
    loan losses....        (429)              (634)               (617)              (685)             (1,164)
                       --------            -------             -------            -------             -------
Loans, net.........    $ 29,181            $22,756             $24,585            $23,661             $26,262
                       ========            =======             =======            =======             =======


         The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated.

                              NON-PERFORMING ASSETS
                             (Dollars in thousands)


                                                                           Years Ended December 31,
                                                              ----------------------------------------------------

                                                                 1998       1997       1996       1995       1994
                                                              ----------------------------------------------------


Non-accrual loans.........................................    $   395        222        465        445        594
Real estate owned.........................................        263        263        263        300        500
                                                              ----------------------------------------------------
    Total non-performing loans............................        658        485        728        745      1,094
                                                              ----------------------------------------------------
Loans past due 90 or more days accruing interest..........          -          7          -        268        260
Non-performing loans to total loans, at period end........        1.3%       0.9%       1.8%       1.8%       2.2%
Non-performing assets to period end assets................        1.0%       1.1%       1.6%       1.6%       2.6%
Non-performing assets: total loans
    and other real estate owned...........................        2.2%       2.1%       2.9%       3.0%       3.9%


         The amount of interest on non-accrual loans which would have been recorded as income under the original terms of such loans was approximately $32.800, $34,300, and $10,800 for the years ended December 31, 1998, 1997 and
1996, respectively. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.

         In addition to the nonaccrual loans, past due loans, and other real estate owned listed above, loans totaling $2.5 million or 8.4% of total loans at December 31, 1998 were either internally classified or specially mentioned, require more than normal attention, and are potential problem loans. These potential problem loans represent an decrease from $3.6 million of potential problem loans, or 15.4% of total loans, at December 31, 1997. The decrease is related primarily to the Bank's efforts to improve loan quality.

    The Real Estate Owned of $263,000 in 1998 consists of a single piece of industrial property located in Loudoun County, Virginia which the Bank currently has for sale.

Loan Maturity

    The following table shows the contractual maturity at December 31, 1998. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments.


                     MATURITY AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                                                  At December 31, 1998
                                 -----------------------------------------------------------------------------------
                                  One Year               Over One Year
                                   or Less            Through Five Years                     Over Five Years
                                  -------      ---------------------------------     -------------------------------
                                               Fixed Rate        Floating Rate       Fixed Rate      Floating Rate
                                               ----------        -------------       ----------      --------------
Commercial                        $2,108         $793                $  753            $132              $  -
Real estate-construction             441           -                   -                 -                  -
                                  ------         ----                ------            ----              ----
                                  $2,549         $793                $  753            $132              $  -
                                  ======         ====                =======           ====              ====


Allowance for Loan Losses

         In originating loans, the Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Bank maintains an allowance for loan losses based upon, among other things, such factors as changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank's portfolios. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and after considering the net realizable value of any collateral for the loan.

         Management actively monitors the Bank's asset quality in a continuing effort to charge-off loans against the allowance for loan losses and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The Bank's allowance for loan losses was $429,000, or 1.45% of total loans, as of December 31, 1998, $634,000, or 2.71% of total loans, as of December 31, 1997 and $617,000, or 2.45% of total loans, as of December 31, 1996.

         Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. The Bank expects that its allowance for loan losses is adequate and that with the expected increases in the Bank's loan portfolio, the allowance for loan losses remains adequate. The Bank expects to grow its loan portfolio and believes it has adequate reserves in the allowance for loan losses to mirror the growth in the loan portfolio.

         In view of the Bank's plans for expansion and possible loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary. The Bank does not presently anticipate that such provisions will have a material adverse impact on the Bank's results of operations in future periods.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below:

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                                             Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                       1998          1997         1996           1995         1994
                                                    ----------    ----------   ----------    -----------   -----------

Allowance for loan losses:
Balance at beginning of year..................      $   634         $   617       $   685       $   1,164     $   959
Charge-offs:
     Commercial................................         332               8            70             360          85
     Real estate...............................           -              50            34             158         234
     Consumer..................................           7               3             5               2           5
                                                    -------         -------       -------       ---------     -------
         Total loans charged off...............         339              61           109             520         324
                                                    -------         -------       -------       ---------     -------
Recoveries:
     Commercial................................          13              60            15            32            35
     Real estate...............................           -              14            26            96             -
     Consumer..................................           4               -             -             -             6
                                                    -------         -------       -------       ---------     -------
         Total recoveries......................          17              74            41            128           41
                                                    -------         -------       -------       ---------     -------
Net charge-offs (recoveries)...................         322             (13)           68            392          283

Provision for (recovery of)  loan losses.......         117               4             -            (87)         488
                                                    -------         -------       -------       --------      -------

Balance at end of year.........................     $   429         $   634       $   617       $    685      $ 1,164
                                                    =======         =======       =======       ========      =======

Ratio of net charge-offs (recoveries) to
     average loans outstanding................         1.24%           (.05)%         .28%          1.49%        0.95%
Ratio of allowance for loan
     losses to loans at year-end...............        1.45%           2.71%         2.45%          2.81%        4.24%


             A breakdown of the allowance for loan losses is provided in the following table. However, the Bank's management does not believe that the allowance for loan losses can be allocated by category with a degree of precision that would be useful to investors. Because all of these factors are subject to change, the allocation of loan losses in the following table is not necessarily predictive of future loan losses in the indicated categories. See
Note 1 of the notes to the financial statements for further information regarding the classification of loan losses.

                                      ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                              (Dollars in thousands)

                                                                       December 31,
                         ---------------------------------------------------------------------------------------------------------
                                1997                1996                 1995                  1994                  1993
                         -------------------  ------------------- -------------------   -------------------    -------------------
                         Amount   Percent(1)  Amount   Percent(1) Amount   Percent(1)   Amount   Percent(1)    Amount   Percent(1)
                         ------   ----------  ------   ---------- ------   ----------   ------   ----------    ------   ----------
Commercial............    $ 82        14.5%    $109       17.9%    $105       16.7%     $ 88       18.6%       $  456       17.7%
Real Estate
    Mortgage and
    Construction......     334        79.0      502       76.9      492       80.0       560       77.5           656       78.5
Consumer..............      13         6.5       23        5.2       20        3.3        37        3.9            52        3.8
                          ----                 ----                ----                 ----                   ------
Total allowance for
 loan losses...........   $429                 $634                $617                 $ 85                   $1,164
                          ====                 ====                ====                 ====                   ======

------------------

(1) Represents percentage of loans in each category to total loans.

Investment Activities

         The Bank is required to maintain an amount of liquid assets appropriate to its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At December 31, 1998, the Bank's liquidity ratio was 53.09%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

         Interest income from investments in various types of liquid assets provides a significant source of revenue for the Bank. The Bank invests in U.S. Treasury and Federal Agency securities, bank certificates of deposits, equity securities, corporate debt securities, taxable municipals and overnight federal funds. The balance of investment securities maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments. See "Liquidity and Capital Resources."

         The Bank purchases securities through a primary dealer of U.S. Government obligations or such other securities dealers authorized by the Board of Directors and requires that the securities be delivered to a safekeeping agent before the funds are transferred to the broker or dealer. The Bank purchases investment securities pursuant to an investment policy established by the Board of Directors.

         Investment securities are recorded on the books of the Bank in accordance with GAAP. The Bank does not purchase investment securities for trading. Effective January 1, 1994, the Bank implemented SFAS No. 115. Available-for-sale securities are reported at fair value with unrealized gains or losses reported as a separate component of net worth, net of tax effects. Held-to-maturity securities are carried at amortized cost. Substantially all purchases of investment securities conform to the Bank's interest rate risk policy.

         The following table summarizes the carrying value of securities for the dates indicated:



                              SECURITIES PORTFOLIO
                             (Dollars in thousands)



                                                                                        December 31,
                                                                     -----------------------------------------------

                                                                           1998             1997              1996
                                                                     -----------------------------------------------

AVAILABLE FOR SALE:
     U.S. treasury and other government agencies...................      $   17,333        $   9,828      $   12,854
     State, county and municipal...................................           1,685            1,854             340
     Other.........................................................             806              112              88
                                                                         ----------        ---------      ----------
         Total available for sale..................................          19,824           11,794          13,282
                                                                         ----------        ---------      ----------
HELD TO MATURITY:
     U.S. treasury and other government agencies...................               -              250             500
                                                                         ----------        ---------      ----------
         Total held to maturity....................................           -                  250             500
                                                                         ----------         --------      ----------
     Total securities..............................................      $   19,824        $  12,044      $   13,782
                                                                         ==========        =========      ==========


         The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at December 31, 1997. The weighted average yields are calculated on the basis of the book value of' the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

                   INVESTMENT PORTFOLIO - MATURITY AND YIELDS
                             (Dollars in thousands)



                                                     1 Year            1 Year           5 Years           After
                                                     or Less         to 5 Years       to 10 Years        10 Years
                                                --------------------------------------------------------------------
MATURITY DISTRIBUTION:
U.S. treasury issues............................   $   3,051         $        -       $      -            $     -
U.S. agency issues..............................         500             12,827            995                  -
Municipal issues................................         147              1,535              -                  -
Federal Reserve Bank Stock......................           -                  -              -                265
                                                     -------         ----------       --------            -------
     Total maturity distribution................   $   3,698         $   14,362       $    995            $   265
                                                     =======         ==========       ========            =======

WEIGHTED AVERAGE YIELD:
U.S. treasury issues............................        6.15%                 -              -                  -
U.S. agency issues..............................        5.34%              6.21%          6.21%                 -
Municipal issues................................        6.50%              6.28%             -                  -
Federal Reserve Bank Stock......................           -                  -              -               6.00%
                                                     -------         ----------       --------            -------
     Total......................................        6.00%              6.25%          6.21%              6.00%
                                                     =======         ==========       ========            =======

Total portfolio weighted average yield..........        6.18%
                                                     =======

Deposits

         The Bank primarily uses deposits to fund its loans and investment portfolio. The Bank offers a variety of deposit accounts to individuals and small- to medium-sized businesses. Deposit accounts include checking, savings, escrow accounts, money market and certificates of deposit. Average certificates of deposit in amounts of $100,000 or more totaled $6.3 million at December 31, 1998 and $4.0 million at December 31, 1997. Many of these deposits are from long-standing customers and, therefore, are believed by the Bank's management to be as stable as, and for all practical purposes, no more rate sensitive than, core deposits.

         The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)



                                                                     Years Ended December 31,
                                             ----------------------------------------------------------------------

                                                      1998                     1997                  1996
                                             ----------------------------------------------------------------------
                                               Average     Average      Average    Average     Average     Average
                                               Balance      Rate        Balance     Rate       Balance      Rate
                                             ---------     -------      -------    -------    --------     --------
Interest-bearing deposits:
    NOW accounts............................  $  5,696      2.33%     $  5,073      2.23%    $  5,495       2.17%
    Money market savings....................    10,875      3.34        10,377      3.19       10,535       3.18
    Regular savings.........................     3,298      2.94         3,369      2.94        3,259       2.98
    Certificates of deposit.................    12,424      5.14        11,196      5.01       15,511       5.54
                                              --------                --------               --------
    Total interest-bearing deposits.........  $ 32,293                  30,015      3.68       34,800       4.05
Non-interest-bearing deposits...............    10,546                   8,829                  8,222
                                              --------                --------               --------
Total deposits..............................  $ 42,839                $ 38,843               $ 43,022
                                              ========                ========               ========


         The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1998:

            MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
                             (Dollars in thousands)


        Maturity Period                             Amount            Percent
        ---------------                             ------            -------
3 months or less..............................      $1,393             21.98%
Over 3 months to 6 months.....................         475              7.49
Over 6 months to 12 months....................       1,624             25.62
Over 12 months................................       2,847             44.91
                                                    ------            ------
     Total....................................      $6,339            100.00%
                                                    ======            ======

Short-Term Borrowings

         The Bank occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. The Bank has several arrangements under which it may purchase funds. A Repurchase Agreement is maintained with First Union Bank for up to the market value of bonds in safekeeping, which as of December 31, 1998 was $6.5 million. For the periods ended December 31, 1998, 1997 and 1996, the expense for federal funds purchased totaled approximately $0, $7,000, and $0, respectively.

Capital Requirements

         The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

         Management believes that the Bank's capital position, as of December 31, 1998, exceeds all regulatory minimums. The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. "Tier 1 Capital" is defined as a combination of common and qualifying preferred stockholders' equity less goodwill. "Tier 2 Capital" is defined as qualifying subordinated debt and a portion of the allowance for loan losses. "Total Capital" is defined as Tier 1 Capital plus Tier 2 Capital. Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk weighing and the resulting total is risk-weighted assets. "Tier 1 Risk-based Capital" is Tier 1 Capital divided by risk-weighted assets. "Total Risk-based Capital" is Total Capital divided by risk-weighted assets. The Leverage Ratio is Tier 1 Capital divided by total average assets. See "Supervision and Regulation--Capital Requirements."

         The following table shows the Bank's capital ratios and the minimum ratios currently required by the Federal Reserve to be well-capitalized:

                                 CAPITAL RATIOS



                                                     December 31,
                                        ---------------------------------------- Regulatory
                                           1998          1997           1996      Minimum
                                        ---------------------------------------- --------
Tier 1 Risk-based Capital...............  24.5%         17.4%          12.6%          4.0%
Total Risk-based Capital................  25.8          18.6           13.9           8.0
Leverage ratio..........................  13.8          11.0            7.8           4.0

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

         As of December 31, 1998, cash, federal funds sold, held-to-maturity investment securities maturing within one year and available-for-sale securities represented 61.23% of deposits and other liabilities, compared to 52.51% at December 31, 1997 and 46.93% at December 31, 1996. See "-- Interest
Sensitivity." At December 31, 1998, based upon the Bank's investment policy, approximately 100% of total investment securities were available for sale, and were primarily invested in U.S. Treasury and agency securities, with a market value of approximately $114,000 greater than their book value. See "--Investment Activities." Asset liquidity is also provided by managing loan maturities. At December 31, 1998, approximately 64% or $19.0 million of loans would mature or reprice within a one-year period.

         The following table summarizes the Bank's liquid assets for the periods indicated:

                            SUMMARY OF LIQUID ASSETS
                             (Dollars in thousands)


                                                                               December 31,
                                                           ------------------------------------------------
                                                              1998               1997               1996
                                                           ------------------------------------------------
Cash and due from banks...................................  $ 5,824            $ 1,987            $ 2,879
Federal funds sold........................................    8,550              7,600              3,800
Investment securities(1)...............................           -                  -                  -
Available-for-sale securities, at fair value..............   19,824             11,794             13,282
                                                             ------             ------             ------
Total liquid assets.......................................  $34,198            $21,381            $19,961
                                                            =======            =======            =======
Deposits and other liabilities............................  $55,848            $40,719            $42,532
Ratio of liquid assets to deposits and other liabilities..    61.23%             52.51%             46.93%

------------------
(1) Only held-to-maturity investment securities at amortized cost with a maturity of one year or less are considered liquid assets for this table.

Impact of Inflation, Changing Prices and Monetary Policies

         The financial statements and related financial data concerning the Bank presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Bank is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the U.S. government and federal agencies, particularly the Federal Reserve.

         The Federal Reserve implements national monetary policies such as seeking to curb inflation and combat recession by its open market operations in U.S. government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Bank and its results of operations are not predictable.

Accounting Matters

                  In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise, an amendment of FSAB statement No. 65." FSAB Statement No. 65, as amended, requires that after securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortage-backed security as a trading security. This Statement futher amends Statement No, 65 to require that after the securitization of the mortgage loans held for sale, an enity engaged in mortgage banking activities classify the resulting morgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securitits retained after the securitization of other types of assets by a non-mortgage banking enterprise. this Statement is effective beginning in 1999

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

ITEM 7.           FINANCIAL STATEMENTS

         Financial Statements are included as pages F-1 through F-26 to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT AND PRINCIPAL OFFICERS OF THE COMPANY

Directors

         The following lists the Board of Directors of the Company:



                                                   Term           Position(s) Held             Director
                                  Age(1)         Expires           with the Company            Since(2)
                                  ------         -------          -----------------            --------
Nominees
--------
Harold E. Lieding                   62             2001                Chairman                  1990
Philip F. Herrick, Jr.              58             2001                Director                  1987
George K. Degnon                    58             2000                Director                  1993
Kevin P. Tighe                      54             2000                Director                  1994
Stanley I. Richards                 62             2001                Director                  1996
Ronald W. Kosh                      53             1999                Director                  1998
George P. Shafran                   72             1999              Vice Chairman               1997

-------------------
(1) As of December 31, 1998.
(2) Includes terms as a director of The Heritage Bank.

Biographical Information

         Set forth below is certain information regarding the directors and executive officers of the Company. Unless otherwise indicated, each director and executive officer has held his current position for the last five years.

         George K. Degnon has been a director of the Company since 1998 and a director of the Bank since January, 1993. He is the present Secretary of the Board of Directors of The Heritage Bank. Mr. Degnon is president of Degnon Associates, Inc. (a company that provides organizational management services to national and international health and medical associations) in McLean, Virginia.

         Philip F. Herrick, Jr. has been a director of the Company since 1998 and a director of the Bank since 1987. He is the owner of Herrick Holdings (investments and manages real estate) in Northern Virginia.

         Harold E. Lieding has been a director of the Company since 1998 and a director of the Bank since 1990. He serves as chairman of the Company and has served as chairman of the Board of Directors of The Heritage Bank since June, 1993. He is a senior partner in the law firm of Lieding and Anderson, P.C., in McLean, Virginia, and has practiced law in McLean since 1970. Mr. Lieding is a member of the Fairfax Bar Association, the McLean Bar Association and the McLean Planning & Zoning Committee.

         Stanley I. Richards has been a director of the Company since 1998 and a director of The Heritage Bank since June, 1996. Mr. Richards is the Chairman and President of the Richards Corporation (a company engaged in the manufacture and sale of imagery interpretation equipment) in Sterling, Virginia. He is also Chairman and CEO of the TIA Electric Corporation (a company engaged in the manufacture and sale of gallery insert equipment for aircraft) in Sterling, Virginia.

         Kevin P. Tighe has been a director of the Company since 1998 and a director of the Bank since September, 1994. He is senior partner in the law firm of Tighe, Patton, Tabackman and Babbin in Washington, D.C. Mr. Tighe is also the owner and Chairman of the Board of the McLean Racquet and Health Club in McLean, Virginia.

         George P. Shafran has been a director of the Company since 1998 and a director of The Heritage Bank since June, 1997. He is the present Vice Chairman of the Board of Directors of The Heritage Bank. Mr. Shafran is a business consultant to a number of varied clients. He is also involved in several partnerships and is the chairman of the AAA Mid-Atlantic Advisory Board. He is president of Geo. P. Shafran & Associates, Inc., a consulting firm in McLean, Virginia.

         Ronald W. Kosh has been a director of the Company since 1998 and a director of The Heritage Bank since February, 1998. He is Vice President and Division manager of AAA MidAtlantic, Inc., Fairfax, Virginia. Mr. Kosh was General Manager of the American Automobile Association, Inc., Fairfax, Virginia, from 1985 to 1997.

Executive Officers

         The following individual is an executive officer of the Company and The Heritage Bank and holds the offices set forth below opposite his name.

Name                          Position(s) Held With the company and the Bank

William B. Sutphin            Secretary, Heritage Bancorp, Inc.
                              Senior Vice President/Chief Financial Officer,
                              The Heritage Bank

         William B. Sutphin, 64, has been the Senior Vice President of The Heritage Bank in charge of operations since 1987. Mr. Sutphin also serves as the principal accounting officer. Mr. Sutphin was Vice President in charge of operations and accounting of the McLean Bank from 1981 to 1987 and has 43 years banking experience. Mr. Sutphin is the present Secretary of the Board of Directors of Heritage Bancorp, Inc.

         The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation, retirement or removal by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission reports of ownership changes. Officers, directors and greater than ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

Management Compensation

         Directors' Compensation. The Company's outside directors are paid $250 per month. Each director also receives $100 for each committee meeting attended with an annual payment cap of $600 applicable to the committee meeting compensation only. On March 26, 1997, each outside director was granted options to purchase 2,000 shares of Common Stock at the higher of book value or fair market value on that date. The exercise price of all such options was deemed to be $2.86 under these terms. Stock options must be exercised within 10 years from date of award or within 60 days after the date which the director leaves. Each director was also granted options under the 1998 Outside Directors Stock Option Plan approved by the Company's shareholders at the 1998 Annual Meeting. For a description of the plan see "--Directors Stock Option Plan." The Board of Directors of the Company do not receive separate compensation for their service on the Board.

Summary Compensation Table

         The following table sets forth cash and noncash compensation for the fiscal years ended December 31, 1998, 1997 and 1996 awarded to or earned by the Bank's Chief Executive Officer and by each other executive officer whose compensation exceeded $100,000 for services rendered in all capacities to the bank during such years ("Named Executive Officers"). No other officers received total compensation in excess of $100,000 in such years.

                           SUMMARY COMPENSATION TABLE


                                                                                                     Long Term Compensation
                                                                                     ----------------------------------------------
                                                     Annual Compensation(1)                        Awards                  Payouts
                                             --------------------------------------- --------------------------------- ------------
                                                                           Other     Restricted
                                                                          Annual        Stock                 LTIP       All Other
       Name and Principal                                              Compensation    Awards    Options     Payouts   Compensation
            Positions               Year     Salary($)      Bonus($)        ($)        ($)(2)      (#)(2)    ($)(2)        ($)(3)
--------------------------------    ----     ---------      --------   ------------- ----------- ---------- ---------- ------------
John T. Rohrback,                   1998      100,000           --            --           --      2,581            --     24,250
  President and Chief               1997      100,000           --            --           --         --            --      3,829
  Executive Officer                 1996      100,000(1)    10,000            --           --         --            --      3,751

Sidney E. Bostian,                  1996       76,663           --            --           --      5,000            --         --(5)
  President and Chief
  Executive Officer (4)

----------------
(1) Under Annual Compensation, the column titled "Salary" includes base salary, amounts deferred under the Bank's 401(k) plan (but not matching contributions from the Bank) and payroll deductions for health insurance under the Bank's health insurance plan. Mr. Rohrback was elected as President and Chief Executive Officer (CEO) of the Bank by the Board of Directors effective July, 1996. Mr. Rohrback earned $47,916 during 1996.

(2) Mr. Rohrback left the employment of the Bank as of January 26, 1999. During the fiscal year ended December 31, 1998, Mr. Rohrback received options to purchase 2,581 shares of common stock which expire six month's from end of employment. During the fiscal year ended December 31, 1997 and 1996, no restricted stock awards, stock options or other long-term incentive plans were awarded to Mr. Rohrback.

(3) Includes (a) the use of a vehicle provided by the Bank valued at $23,650, $3,325 and $3,535 for the years ended December 31, 1998, 1997 and 1996, respectively; and (b) the amount of insurance premiums paid by the Bank on behalf of Mr. Rohrback, in the amounts of $600, $504 and $216 for the years ended December 31, 1998, 1997 and 1996, respectively.

(4) Mr. Bostian resigned as Chief Executive Officer of the Bank effective June 30, 1996. Mr. Bostian received the following compensation for the 1996 and 1995 fiscal year: (i) base salary of $125,000; (ii) Tower Club dues and use of a vehicle; and (iii) options to purchase 5,000 shares of common stock which were terminated upon Mr. Bostian's resignation.

Employee Stock Option Plan

          The Company provides long-term incentives to executives, employees and directors through the grant of options under its various stock option plans. The Bank adopted the 1998 The Heritage Bank Employee Incentive Stock Option Plan (the "Employee Stock Option Plan") which was approved by the Bank's shareholders at the 1998 Annual Meeting. The Company assumed sponsorship of the Employee Stock Option Plan upon the effective date of the Reorganization. The Employee Stock Option Plan provides for the grant of options to purchase Common Stock of the Company ("Options") to certain officers and employees. The Employee Stock Option Plan is not subject to ERISA and is not a tax-qualified plan under the Code.

          The Board of Directors or a committee of not less than 3 members of the board (the "Option Committee") administers the Employee Stock Option Plan. Subject to certain specific limitations and restrictions set forth in the Employee Stock Option Plan, the Option Committee has full and final authority to: (i) determine the fair market value of the shares covered by each Option;
(ii) interpret the Employee Stock Option Plan; (iii) prescribe, amend and rescind rules and regulations, if any, relating to the Employee Stock Option Plan, but not to the Employee Stock Option Plan itself; (iv) determine the terms and provisions of each Option granted under the Employee Stock Option Plan; (v) accelerate the exercise date of any Option; (vi) authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option; and (vii) make all determinations necessary or advisable for the administration of the Employee Stock Option Plan.

          Upon stockholder approval, the Company reserved 75,000 shares of the Company's Common Stock ("Option Shares") for issuance upon exercise of Options. Any Option Shares subject to grants under the Employee Stock Option Plan which expire or are terminated, forfeited or canceled without having been exercised or vested in full, shall again be available for purposes of the Employee Stock Option Plan. The Employee Stock Option Plan is intended to provide for the grant of options which qualify for favorable federal income tax treatment as "incentive stock options" ("ISOs") and stock options which do not qualify as ISOs are non-qualified stock options ("NQSOs").

Directors Stock Option Plan

          The Bank adopted the 1998 The Heritage Bank Outside Directors Stock Option Plan (the "Outside Directors Stock Option Plan"). The Outside Directors Stock Option Plan was approved by the Bank's shareholders on August 26, 1998 and the Company assumed sponsorship of the plan upon the effective date of the Reorganization. The Outside Directors Stock Option Plan provides for the grant of options to purchase Common Stock of the Company ("Options") to certain outside directors. The Outside Directors Stock Option Plan is not subject to ERISA and is not a tax-qualified plan under the Code.

          The Board of Directors or a committee of not less than 3 members (the "Option Committee") administers the Outside Directors Stock Option Plan. The members of the Committee are appointed by the Board of Directors of the Company and serve at the pleasure of the Board of Directors of the Company. The Committee is composed of the following: (1) one outside director; (2) an employee who is not an outside director; and (3) a stockholder who is neither an employee nor an outside director. Subject to certain specific limitations and restrictions set forth in the Outside Directors Stock Option Plan, the Option Committee has full and final authority to: (i) determine the fair market value of the shares covered by each Option; (ii) interpret the Outside Directors Stock Option Plan; (iii) prescribe, amend and rescind rules and regulations, if any, relating to the Outside Directors Stock Option Plan, but not to the Outside Directors Stock Option Plan itself; (iv) determine the terms and provisions of each Option granted under the Outside Directors Stock Option Plan; (v) accelerate the exercise date of any Option;
(vi) authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option; and (vii) make all determinations necessary or advisable for the administration of the Outside Directors Stock Option Plan.

          Upon stockholder approval, the Company reserved 75,000 shares of the Company's Common Stock ("Option Shares") for issuance upon exercise of Options. Any members of the Board who are Outside Directors are eligible to participate in the Outside Directors Stock Option Plan. Effective on the Outside Directors Stock Option Plan Effective Date, each person who was an Eligible Director on such date was granted a NQSO to purchase shares. Such Options have an Exercise Price equal to the fair market value of a share of the Company's Common Stock on the date of grant and an Exercise Period commencing on the date of grant and expiring on the earliest of (i) within 60 days of the date he or she ceases to be an Eligible Director due to resignation or a removal for cause (in accordance with the Bylaws of the Company or other affiliate, as applicable) and (ii) the last day of the ten-year period commencing on the date the Option was granted. All Option Shares not previously purchased or available for purchase will become available for purchase on the date of the option holder's death, disability, retirement or in the event of a Change in Control. Options granted to directors under the Outside Directors Stock Option Plan will be NQSOs.

1992 Stock Option Plan

          On March 26, 1992, the Board of Directors of Heritage Bankshares, Inc., a Virginia corporation ("Bankshares") announced its intention to investigate a spin-off of two of its subsidiary banks, Princess Anne Bank, a Virginia corporation ("Princess Anne"), and The Heritage Bank. On August 20, 1992, Bankshares Board of Directors declared a distribution (the "Distribution") of all of Princess Anne's common stock and all of The Heritage Bank's common stock to holders of Bankshares' common stock. As a result of the Distribution, which was effected on August 31, 1992, Princess Anne and The Heritage Bank each became independent banks.

          Prior to the Distribution, certain employees of Bankshares, Princess Anne and The Heritage Bank participated in Bankshares' employee stock option plan (the "Bankshares Plan"). In connection with the Distribution, (I) Princess Anne and The Heritage Bank each adopted an employee stock option plan similar to the Bankshares Plan, (ii) option holders in the Bankshares Plan received, in addition to their existing options to acquire common stock of Bankshares, options to purchase an identical number of shares of common stock in both Princess Anne and The Heritage Bank, and (iii) the exercise price of all options was adjusted to reflect the relative appraised values of Bankshares (39% of the value of all three entities), Princess Anne (40% of the value of all three entities), and The Heritage Bank (21% of the value of all three entities). Thus, for example, if a key employee of The Heritage Bank had options to acquire 1,000 shares of Bankshares' common stock at $20.00 per share before the Distribution, such employee would, after Distribution, have options to acquire (a) 1,000 shares of Bankshares' common stock at $7.80 per share (39% of $20), (b) 1,000 shares of Princess Anne's common stock at $8.00 per share (40% of $20), and (c) 1,000 shares of The Heritage Bank's Common Stock at $4.20 per share (21% of $20).

          Under the Company's Employee Stock Option Plan (the "Stock Option Plan"), full-time employees and part-time employees working at least 25 hours per week are eligible to receive options to acquire Common Stock. The Company's Board of Directors and a Committee appointed by the Board of Directors may grant options at prices determined by the Board or the Committee. Options expire ten years after the date of the grant. The Stock Option Plan authorizes the Board of Directors or committee to grant options to purchase up to 50,000 shares of Common Stock of the Company. A total of 30,625 of these 50,000 options have been granted in connection with the Distribution as discussed in the preceding paragraph.

Stock Options - Named Executive Officer

          The following table summarizes the option grants that were made to John T. Rohrback under the Employee Stock Option Plan during the fiscal year 1998.


                      Option/SAR Grants in Fiscal Year 1998


                                                               Individual Grants
                                                      Percent of
                                    Number of            Total
                                   Securities        Options/SARs
                                   Underlying         Granted to
                                  Options/SARs       Employees in         Exercise or
                                     Granted          Fiscal Year         Base Price         Expiration
Name                                 (#)(1)               (%)            ($ per Share)          Date
----                           ------------------ ------------------    --------------     -------------

John T. Rohrback
  President and Chief
  Executive Officer...........          2,581           28.92                3.875            9/22/08

---------------
(1) All options are immediately exercisable upon grant, but are subject to forfeiture within six months of January 25, 1999, that date of Mr. Rohrback's termination of employment with the Bank.

         The following table provides information with respect to Mr. Rohrback concerning the exercise of options during the last fiscal year and the value for "in-the-money" options held by him at year end, which represents the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock. Mr. Rohrback did not hold any "in-the-money" options at year end.


 Aggregated Option Exercises in 1998 Fiscal Year and 1998 Fiscal Year End Option/Values


                                                                    Number of Securities              Value of Unexercised
                                                                   Underlying Unexercised                 In-the-Money
                              Shares                               Options/SARs at Fiscal            Options/SARs at Fiscal
                            Acquired on          Value                    Year-end                          Year-end
                             Exercise          Realized                      (#)                               ($)
                                (#)        -      ($)       -     Exercisable/Unexercisable       Exercisable/Unexercisable(1)
Name                     ------------------ ---------------- -------------------------------  ------------------------------------

John T. Rohrback                --                --                     2,581 / 0                            N/A

----------------------
(1) Based upon a market price of $3.75 per share at December 31, 1998 minus the exercise price.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

      The following table sets forth, as a group as of March 1, 1999, the beneficial ownership of Common Stock of the Company by (i) each director of the Company; (ii) each executive officer named in the Summary Compensation Table;
(iii) each person who owns or is known by management to own beneficially more than five percent of the outstanding shares of the Company's Common Stock; and
(iv) all executive officers and directors as a group.


          Name and Address                   Number of Shares          Percent of Class
       of Beneficial Owner(1)              Owned Beneficial(1)(2)       (Common Stock)(3)
       ----------------------              ----------------------       -----------------
         George K. Degnon                        25,100(4)                    1.09%
         Philip F. Herrick, Jr.                 130,383(5)                    5.68
         Ronald W. Kosh                           7,900(6)                    0.34
         Harold E. Lieding                      351,393(7)                   15.31
         Stanley I. Richards                     13,602(8)                    0.59
         Kevin P. Tighe                           9,000(9)                    0.39
         George P. Shafran                       48,269(10)                   2.10
                                              ---------                      -----
           All Directors and
           Executive Officers as a
           Group (8 persons)                    592,482                      25.82%
-----------------------                       =========                      =====

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 1999. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 1, 1999. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise indicated, the address for the individuals listed above is c/o The Heritage Bank, 1313 Dolley Madison Blvd., McLean, Virginia 22101.

(2) Includes 4,000 shares of Common Stock issuable upon the exercise of stock options granted to each of the following outside directors: Mr. Degnon, Mr. Herrick, Mr. Lieding, Mr. Richards and Mr. Tighe; 3,000 shares to Mr. Shafran; 1,500 shares to Mr. Kosh.

(3) Based on 2,294,617 shares of Common Stock outstanding as of March 1, 1999. Does not include (i) 30,625 shares of Common Stock reserved for issuance upon exercise of options granted under the Company's 1992 Employee Stock Option Plan, (ii) 19,375 shares of Common Stock available for future grant under the Company's 1992 Employee Stock Option Plan. (iii) 8,925 shares of Common Stock reserved for issuance upon exercise of options granted under the Company's 1998 Employee Incentive Stock Option Plan. (iv) 66,075 shares of Common Stock reserved for future grant under the Company's 1998 Employee Incentive Stock Option Plan. (v) 14,500 shares of Common Stock reserved for issuance upon exercise of options granted under the Company's 1998 Outside Directors Stock Option Plan. (vi) 60,500 shares of Common Stock available for future grant under the Company's 1998 Outside Directors Stock Option Plan.

(4)        Includes 110 shares held jointly with his spouse.

(5)        Includes 110,383 shares held jointly with his spouse.

(6)        Includes 3,700 shares held jointly with his spouse.

(7)        Includes 146,652 held in an individual retirement account.

(8)        Includes 7,000 shares jointly held with his spouse.

(9)        Includes 3,000 shares jointly held with his spouse.

(10) Includes 3,634 shares that Mr. Shafran holds as custodian for his minor grandchildren.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The officers, directors, their immediate families and affiliated companies in which they are stockholders maintain normal relationships with the Company and the Bank. Loans made by the Bank are made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with others and do not involve more than normal risks of collectability or present other unfavorable features. The amount of such loans was approximately $279,384 and $348,483 as of December 31, 1998 and 1997, respectively. No loan to a director or any director's related interest exceeded ten percent of capital or exceeded $300,000 at December 31, 1998.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(1) The following financial statements of Heritage Bancorp, Inc. and the Heritage Bank are incorporated herein by reference in item 8:

         Balance Sheets - December 31 1998 and 1997.
         Statement of operation - Years ended December 31, 1998, 1997, and 1996. Statement of changes in Stockholders' Equity - Years ended December 31, 1998, 1997, and 1996
         Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996 Notes to Financial statements.
         Report  of   independent accountants.

(2) Exhibits:


         2.1 Agreement and Plan of Reorganization by and among The Heritage Bank and Heritage Bancorp, Inc.*
         3.1   Articles of Incorporation of Heritage Bancorp, Inc.*
         3.2   Bylaws of Heritage Bancorp, Inc.*
         3.3   Articles of Incorporation of The Heritage Bank*
         3.4   Bylaws of The Heritage Bank*
         4.1   Stock Certificate of Heritage Bancorp, Inc.*
         10.1  The Heritage Bank 1998 Employee Incentive Stock Option Plan*
         10.2  The Heritage Bank 1998 Outside Director Stock Option Plan*
         10.3  The Heritage Bank 1992 Employee Incentive Stock Option Plan*
         23.1  Consent of Yount, Hyde & Barbour, P.C.
         27.1  Financial Data Schedule (only filed in EDGAR format)

*Incorporated by reference to the initial filing of the Registration Statement on Form S-4 as filed with the U.S. Securities and Exchange Commission on July 6, 1998, as amended,

(3)      Reports on Form 8-K:

         None.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HERITAGE BANCORP, INC.


By:   /s/   William B. Sutphin
   ----------------------------
    William B. Sutphin
    Senior Vice President

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Name                                          Title                            Date
                   ----                                          -----                            ----

/s/ Harold E. Lieding                             Chairman of the Board                      March 25, 1998
------------------------------------------
Harold E. Lieding

/s/ George K. Degnon                              Director                                   March 25, 1998
------------------------------------------
George K. Degnon

/s/ Kevin P. Tighe                                Director                                   March 25, 1998
------------------------------------------
Kevin P. Tighe

/s/ Philip F. Herrick, Jr.                        Director                                   March 25, 1998
------------------------------------------
Philip F. Herrick, Jr.

/s/ Ronald W. Kosh                                Director                                   March 25, 1998
------------------------------------------
Ronald W. Kosh

/s/ Stanley I. Richards                           Director                                   March 25, 1998
------------------------------------------
Stanley I. Richards

/s/ George P. Shafran                             Director and Vice Chairman                 March 25, 1998
------------------------------------------
George P. Shafran


                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

                               McLean, Virginia

                        CONSOLIDATED FINANCIAL REPORT

                              DECEMBER 31, 1998

                               C O N T E N T S



                                                                            Page

INDEPENDENT AUDITOR'S REPORT                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated statements of condition                                     F-2
  Consolidated statements of operations                                    F-3
  Consolidated statements of changes in stockholders' equity               F-4
  Consolidated statements of cash flows                            F-5 and F-6
  Notes to consolidated financial statements                          F-7-F-26

                         INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Heritage Bancorp, Inc. and Subsidiary
McLean, Virginia


          We have audited the accompanying consolidated statements of condition of Heritage Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years then ended, in conformity with generally accepted accounting principles.


                                                 /s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 5, 1999

                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Condition
                          December 31, 1998 and 1997

        Assets
                                                       1997         1998

Cash and due from banks                            $  5 824 649  $ 1 986 523
Federal funds sold and securities purchased under
  agreement to resell                                 8 550 000    7 600 000
                                                   ------------    ---------
        Total cash and cash equivalents            $ 14 374 649  $ 9 586 523

Securities available for sale, at approximate
  market value                                       19 823 754   11 793 716
Securities to be held to maturity (fair value:
  1998, $-0- and 1997, $249,375)                            - -      250 000

Loans, net                                           29 181 039   22 756 260

Premises and equipment, net                             376 453      378 939
Accrued interest receivable                             459 340      274 591
Other real estate owned                                 263 199      263 199
Other assets                                            297 160      146 415
                                                   ------------  -----------
        Total assets                               $ 64 775 594  $45 449 643
                                                   ============  ===========

    Liabilities and Stockholders' Equity

Liabilities
  Noninterest-bearing deposits                     $ 17 552 927  $11 855 769
  Savings and interest-bearing demand deposits       20 565 927   17 623 691
  Time deposits                                      15 323 125   11 124 375
                                                   ------------  -----------
        Total deposits                             $ 53 441 979  $40 603 835
  Accrued interest and other liabilities                119 170      115 460
  Securities sold under agreement to repurchase       2 286 781          - -
  Commitments and contingent liabilities                    - -          - -
                                                   ------------  -----------
        Total liabilities                          $ 55 847 930  $40 719 295
                                                   ------------  -----------

Stockholders' Equity
  Common stock, $1 par value; authorized 10,000,000
   shares; issued and outstanding 2,294,617 and
   1,489,636 shares, respectively                  $  2 294 617  $ 1 489 636
  Capital surplus                                     6 529 539    3 327 451
  Retained earnings (deficit)                            28 549     (104 856)
  Accumulated other comprehensive income                 74 959       18 117
                                                   ------------   ----------
        Total stockholders' equity                 $  8 927 664  $ 4 730 348
                                                   ------------   ----------

        Total liabilities and stockholders' equity $ 64 775 594  $45 449 643
                                                   ============  ===========

See Accompanying Notes to Consolidated Financial Statements.

                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

                    Consolidated Statements of Operations
                 Years Ended December 31, 1998, 1997 and 1996

                                           1998         1997          1996
                                        ----------   ----------    ----------
Interest Income
  Loans                                 $2 386 091   $2 285 986    $2 321 858
  Securities                             1 117 858      816 256       822 760
  Federal funds sold                       262 053      154 066       274 892
                                        ----------   ----------    ----------
     Total interest income              $3 766 002   $3 256 308    $3 419 510
                                        ----------   ----------    ----------

Interest Expense
  Interest checking deposits            $  495 705   $  443 836    $  453 352
  Other time deposits                      520 405      512 337       744 650
  Certificates of deposit $100,000
    or more                                217 440      147 801       212 699
  Securities sold under agreement
    to repurchase                           38 859        6 797           - -
                                        ----------   ----------    ----------
     Total interest expense             $1 272 409   $1 110 771    $1 410 701
                                        ----------   ----------    ----------

     Net interest income                $2 493 593   $2 145 537    $2 008 809

Provision for loan losses                  117 000        3 825           - -
                                        ----------   ----------    ----------

     Net interest income after
      provision for loan losses         $2 376 593   $2 141 712    $2 008 809
                                        ----------   ----------    ----------

Other Income
  Service charges on deposit accounts   $  122 684   $  112 039    $  101 440
  Other operating income, net               15 477       21 233        17 660
  Gain (loss) on sale of securities           (781)      47 261           - -
                                        ----------   ----------    ----------
     Total other income                 $  137 380   $  180 533    $  119 100
                                        ----------   ----------    ----------

Other Expenses
  Salaries and employee benefits        $1 074 228   $  953 246    $  898 649
  Occupancy expense                        204 669      215 204       214 171
  Equipment expense                         73 667       88 275        91 687
  Other operating expenses               1 068 643      579 961       520 109
                                        ----------   ----------    ----------
     Total other expenses               $2 421 207   $1 836 686    $1 724 616
                                        ----------   ----------    ----------

     Income before income taxes         $   92 766   $  485 559    $  403 293

  Income tax expense (benefit)             (40 639)     (85 297)          - -
                                        ----------   ----------    ----------

     Net income                         $  133 405   $  570 856    $  403 293
                                        ==========   ==========    ==========

Earnings Per Share, basic               $      .07   $      .45    $      .32
                                        ==========   ==========    ==========

Earnings Per Share, assuming dilution   $      .07   $      .44    $      .32
                                        ==========   ==========    ==========

                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

          Consolidated Statements of Changes in Stockholders' Equity
                 Years Ended December 31, 1998, 1997 and 1996


                                                                              Accumulated
                                                                                 Other
                                 Common          Capital      Retained       Comprehensive  Comprehensive
                                 Stock           Surplus      Earnings          Income          Income           Total
                               -------------   ------------   ------------   -------------  -------------    ------------

Balance, December 31, 1995      $  1 249 634   $  2 967 448   $(1 079 005)     $  10 987                      $3 149 064
  Net income                             - -            - -       403 293            - -    $     403 293        403 293
  Other comprehensive income,
    net of tax
      Unrealized holding losses
        arising during period,
        net of tax of $-0-               - -            - -           - -         (9 523)          (9 523)        (9 523)
                                                                                            -------------
      Comprehensive income               - -            - -           - -            - -    $     393 770            - -
                                ------------   ------------   -----------      ---------    =============     ----------
Balance, December 31, 1996      $  1 249 634   $  2 967 448   $  (675 712)     $   1 464                      $3 542 834
  Net income                             - -            - -       570 856            - -    $     570 856        570 856
  Other comprehensive income,
    net of tax
      Unrealized holding gains
        arising during period,
        net of tax of $25,401            - -            - -           - -            - -           47 845            - -
      Less reclassification
        adjustment, net of tax
        of $16,068                       - -            - -           - -            - -          (31 192)           - -
                                                                                            -------------
      Other comprehensive income         - -            - -           - -         16 653    $      16 653         16 653
                                                                                            -------------
      Comprehensive income               - -            - -           - -            - -    $     587 509            - -
                                                                                            =============
  Warrants exercised                 240 002        360 003           - -            - -                         600 005
                                ------------   ------------   -----------      ---------                   -------------
Balance, December 31, 1997      $  1 489 636   $  3 327 451   $  (104 856)     $  18 117                      $4 730 348
  Net income                             - -            - -       133 405            - -    $     133 405        133 405
  Other comprehensive income,
    net of tax
      Unrealized holding gains
        arising during period,
        net of tax of $29,016            - -            - -           - -            - -           56 327            - -
      Add reclassification adjustment,
        net of tax of $266               - -            - -           - -            - -              515            - -
                                                                                            -------------
      Other comprehensive income         - -            - -           - -         56 842    $      56 842         56 842
                                                                                            =============
      Comprehensive income               - -            - -           - -            - -    $     190 247            - -
                                                                                            =============
  Stock options exercised              2 700          7 120           - -            - -                           9 820
  Repurchase of stock in odd
    lot tender                        (2 719)       (12 236)          - -            - -                         (14 955)
  Issuance of common stock           805 000      3 207 204           - -            - -                       4 012 204
                                ------------   ------------   -----------      ---------                      ----------
Balance, December 31, 1998      $  2 294 617   $  6 529 539   $    28 549      $  74 959                      $8 927 664
                                ============   ============   ===========      =========                      ==========



See Accompanying Notes to Consolidated Financial Statements.

                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                 Years Ended December 31, 1998, 1997 and 1996

                                               1998          1997        1996
                                            ----------    ----------  ---------

Cash Flows from Operating Activities
  Net income                                $  133 405   $  570 856  $ 403 293
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Provision for loan losses                117 000        3 825         - -
      (Gain) loss on sale of securities            781      (47 261)        - -
      Depreciation and amortization             50 958       67 733      72 182
      Deferred tax (benefit)                   (45 239)     (85 297)        - -
      Amortization of investment security
        premiums, net of discounts              37 438       13 845      24 245
      (Increase) decrease in accrued interest
         and other assets                     (319 486)      64 677    (109 696)
      Increase (decrease) in accrued interest
        and other liabilities                    5 412      (30 169)    (17 419)
                                            ----------    ---------   ---------
      Net cash provided by (used in)
        operating activities                $  (19 731)   $ 558 209  $  372 605
                                            -----------    --------   ---------

Cash Flows from Investing Activities
  Maturities and calls of securities
    available for sale                      $9 195 000   $1 800 000  $2 000 000
  Purchase of securities available
    for sale                               (17 676 403)  (9 236 816)(12 601 919)
  Maturities of securities held to maturity    250 000      250 000   1 550 000
  Proceeds from sale of securities available
    for sale                                   499 219    8 984 402       5 100
  Net (increase) decrease in loans          (6 543 481)   1 825 409  (1 010 908)
  Purchase of premises and equipment           (48 472)     (90 920)    (42 487)
  Proceeds from sale of other real
    estate owned                                   - -          - -     100 508
                                            ----------    ---------   ---------
      Net cash provided by (used in)
        investing activities              $(14 324 137)  $3 532 075 $(9 999 706)
                                            ----------   ----------  ----------

Cash Flows from Financing Activities
  Increase in demand deposits, NOW accounts
    and savings deposits                    $8 639 394     $550 791 $   986 664
  Increase (decrease) in certificates
    of deposit                               4 198 750   (2 333 488) (2 139 345)
  Proceeds from stock warrants exercised           - -      600 005         - -
  Proceeds from sale of common stock         4 022 024          - -         - -
  Repurchase of common stock                   (14 955)         - -         - -
  Increase in securities sold under agreement
    to repurchase                            2 286 781          - -         - -
                                            ----------  ------------ ----------
      Net cash provided by (used in)
        financing activities               $19 131 994  $(1 182 692)$(1 152 681)
                                            ----------  -----------  ----------

                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                                 (Continued)
                 Years Ended December 31, 1998, 1997 and 1996




                                                       1998         1997             1996
                                                       ----         -----           ------
      Net change in cash and cash equivalents   $   4 788 126    $2 907 592    $  (10 779 782)
Cash and Cash Equivalents, beginning of year        9 586 523     6 678 931        17 458 713
                                                -------------    ----------    --------------

Cash and Cash Equivalents, end of year          $  14 374 649    $9 586 523    $    6 678 931
                                                =============    ==========    ==============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                    $   1 269 516    $1 113 620    $    1 419 643
                                                =============    ==========    ==============

    Income taxes                                $         - -    $    9 187    $          - -
                                                =============    ==========    ==============


Supplemental Schedule of Noncash Investing
  Activities
    Other real estate acquired in settlement
      of loans                                  $         - -    $      - -    $       86 750
                                                =============    ==========    ==============


    Unrealized gain (loss) on securities
      available for sale                        $      86 124    $   25 986    $       (9 523)
                                                =============    ==========    ==============

See Accompanying Notes to Consolidated Financial Statements.

                            HERITAGE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                       December 31, 1998, 1997 and 1996


Note 1. Nature of Banking Activities and Significant Accounting Policies

        General

         Heritage Bancorp, Inc. (Corporation) is a bank holding company organized under Virginia law in October, 1998. During 1998, Bancorp acquired The Heritage Bank through a share exchange in which the stockholders of The Heritage Bank received one share of Bancorp for each share of The Heritage Bank. The exchange was a tax-free transaction for federal income tax purposes. The merger was accounted for on the same basis as a pooling-of-interests. Financial statements for the year ended December 31, 1997, have been retroactively adjusted for the exchange as if it occurred on January 1, 1997.

         The Corporation's wholly-owned subsidiary, The Heritage Bank (Bank) was incorporated under Virginia law in 1987. It operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. until September 1, 1992, when it became independent. The Bank is a state chartered member of the Federal Reserve System with deposits insured by the Federal Deposit Insurance Corporation (FDIC) and is located in McLean, Virginia.

        Nature of Operations

         Heritage Bancorp, Inc. is a bank holding company that provides a variety of banking services to individuals and businesses. Its primary deposit products are demand and savings deposits and certificates of deposit. Its primary lending products are commercial business and real estate mortgage loans. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.

        Principles of Consolidation

         The accounting and reporting policies of Heritage Bancorp, Inc. and subsidiary (the "Corporation") conform to generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant of those policies:

          Securities

            Securities are classified in three categories and accounted for as follows:

            a.    Securities Held to Maturity

                Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

            b.    Securities Available for Sale

                Securities classified as available for sale are those debt and equity securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

            c.    Trading Securities

                Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation had no trading securities at December 31, 1998 and 1997.

         Loans

           Loans are shown on the consolidated balance sheets net of unearned discounts and the allowance for loan losses.

           Interest on loans is computed by methods which generally result in level rates of return on principal. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection is doubtful. Loans are charged off when in the opinion of management they are deemed to be uncollectible after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

           Impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral.

           The Corporation considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to the above impairment provisions. A loan is considered impaired when it is probable that the Corporation will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be impaired if in the process of collection or if there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualifies as an impaired loan. Charge-offs for impaired loans occur when the loan or portion of the loan is determined to be uncollectible, as is the case for all loans.

           Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

         Allowance for Loan Losses

           The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

         Bank Premises and Equipment

           Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the straight-line method.

           Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

         Income Taxes

           Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

         Earnings Per Share

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the statement 128 requirements.

         Nonrefundable Loan Fees and Costs

           Loan origination and commitment fees are being deferred and amortized as an adjustment of the related loan's yield.

         Cash and Cash Equivalents

           For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreement to resell. Generally, federal funds are purchased and sold for one-day periods.

         Other Real Estate

           Real estate acquired through foreclosure is carried at the lower of cost or fair market value less estimated selling costs.

         Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Advertising

           The Corporation follows the policy of charging the costs of advertising to expense as incurred. The amount of advertising included in expense for December 31, 1998, 1997 and 1996 was $31,482, $20,394 and $13,071, respectively.

         Comprehensive Income

           As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (FASB) No. 130, "Reporting Comprehensive
           Income." FASB No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Corporation's net income or stockholders' equity. FASB No. 130 requires other comprehensive income to include unrealized gains and losses on available for sale securities, which prior to adoption were reported separately in stockholders' equity. The December 31, 1997 and 1996 financial statements have been reclassified to conform to the requirements of FASB No. 130.


Note 2.  Cash and Due From Banks

         The Bank is required to maintain reserve balances with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 1998 and 1997, the aggregate amounts of daily average required balances were approximately $391,000 and $348,000, respectively.

Note 3.  Securities

         The amortized cost, unrealized holding gains and losses, and the fair value of securities are summarized as follows:


                                                 Gross        Gross
                                 Amortized     Unrealized   Unrealized      Fair
                                   Cost          Gains       (Losses)       Value
                                 ---------     ----------   ----------      -----
        Available for sale
         securities:
          December 31, 1998:
           U.S. Treasury
            securities          $3 021 530     $  29 721    $    - -     $ 3 051 251
           U.S. Government
            agencies            14 769 231        57 082      (2 344)     14 823 969
           Obligations of
            states and political
            subdivisions         1 654 720        29 114         - -       1 683 834
           Other                   264 700           - -         - -         264 700
                                ----------     ---------    ---------     ----------
               Total           $19 710 181     $ 115 917    $  (2 344)   $19 823 754
                               ===========     =========    =========     ===========

          December 31, 1997:
           U.S. Treasury
            securities         $ 4 052 641     $  26 532    $  (3 001)   $ 4 076 172
           U.S. Government
            agencies             5 751 783         7 279       (7 841)     5 751 221
           Obligations of
            states and political
            subdivisions         1 849 592         5 819       (1 338)     1 854 073
           Other                   112 250           - -          - -        112 250
                                ----------     ---------    ---------     ----------
               Total           $11 766 266     $  39 630    $ (12 180)   $11 793 716
                               ===========     =========    =========     ==========

        Held-to-maturity
         securities:
          December 31, 1997:
           U.S. Government
            agencies           $   250 000     $     - -    $    (625)   $   249 375
                                ==========     =========    =========     ==========

        The scheduled maturities of securities at December 31, 1998 were as follows:


                                              Available  for Sale Securities
                                             -------------------------------
                                                 Amortized        Fair
                                                   Cost           Value

        Due in one year or less              $   4 666 530    $ 4 698 146
        Due from one year to five years         13 279 838     13 362 255
        Due from five years to ten years         1 499 113      1 498 653
        Federal reserve stock                      264 700        264 700
                                             -------------    -----------
          Total                              $  19 710 181    $19 823 754
                                             =============    ===========

        Proceeds from sale of securities available for sale during 1998, 1997 and 1996 were $499,219, $8,984,402 and $5,100. Gross gains on those sales  during  1998,  1997 and 1996 were $-0-,  $47,261 and $-0-.  Gross losses on those sales were $781, $-0- and $-0- during 1998, 1997 and 1996, respectively.

        Securities   having  a  book  value  of  approximately   $1,505,777  and
        $1,000,000 at December 31, 1998 and 1997, were pledged to secure public deposits and letters of credit.


Note 4. Loans

        Major classifications of loans were as follows at December 31:

                                                        1998           1997
                                                    ----------    -----------
                                                           (In Thousands)
        Real estate:
          Mortgage                                  $  23 085      $  17 532
          Farm land                                       992            - -
          Construction                                    441            448
        Commercial                                      3 786          4 191
        Consumer loans                                  1 306          1 219
                                                    ---------     ----------
                                                    $  29 610     $   23 390
        Less:  allowance for loan losses                 (429)          (634)
                                                    ---------     ----------
        Loans, net                                  $  29 181     $   22 756
                                                    ==========    ==========

Changes in the allowance for loan losses are summarized as follows for the years ended December 31:
                                           1998         1997            1996
                                         ---------   -------------  ------------


          Balance, beginning of year     $633 797   $ 617 430     $  684 607
          Provision for loan losses       117 000       3 825            - -
          Loans charged-off              (338 944)    (61 336)      (108 402)
          Recoveries                       17 206      73 878         41 225
                                         --------   ---------     ----------
          Balance at end of year         $429 059   $ 633 797     $  617 430
                                         ========   =========     ==========

        Information about impaired loans as of and for the years ended December 31, 1998 and 1997 is as follows:
                                                      1998           1997
                                                    ---------     ----------

          Impaired loans for which an allowance
            has been provided                      $  29 370      $ 185 166
          Impaired loans for which no allowance
            has been provided                            - -            - -
                                                   ---------      ----------
              Total impaired loans                 $  29 370      $  185 166
                                                   =========      ==========

          Allowance provided for impaired loans,
            included in the allowance for loan
            losses                                 $  11 405      $   27 775
                                                   =========      ==========

          Average balance in impaired loans        $ 176 334      $  378 901
                                                   =========      ==========

          Interest income recognized               $  23 605      $   26 858
                                                   =========      ==========

        Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $365,670 and $36,735 at December 31, 1998 and 1997,
        respectively. If interest on these loans had been accrued, such income would have approximated $26,836 and $5,852 for the years ended December 31, 1998 and 1997.


Note 5. Related Party Transactions

        The Corporation has loan transactions with its officers and directors and with companies in which the officers and directors have a financial interest. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not represent more than normal credit risk.

        The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $279,384 and $348,483, respectively. During 1998, new loans to such related parties amounted to $209,000 and repayments amounted to $278,099.

        Note 6. Premises and Equipment

        Premises and equipment are summarized as follows at December 31:

                                                       1998           1997
                                                    ----------    -----------

          Land                                      $  245 000    $ 245 000
          Land improvements                             31 885          - -
          Leasehold improvements                       147 647      147 647
          Equipment, furniture and fixtures            354 200      337 613
                                                   -----------    ---------
                                                    $ 778 732     $ 730 260
            Less: accumulated depreciation and
              amortization                           (402 279)     (351 321)
                                                    ---------     ---------
                                                    $ 376 453     $ 378 939
                                                    =========     =========

        Depreciation and amortization charged to operations totaled $50,958, $67,733 and $72,182 in 1998, 1997 and 1996, respectively.

Note 7. Repurchase Agreement

        In 1994, the Corporation executed a Master Repurchase Agreement with a major financial institution. Under this agreement, the Bank may borrow short-term funds by selling securities under agreement to repurchase. Generally, these securities will be limited to U.S. Government and government agency securities and agency mortgage-backed securities. The amount available to be borrowed under this plan is limited by the amount of securities held in safekeeping by the correspondent financial institution, which was $2,994,677 at year end. As of December 31, 1998 $2,286,781 was borrowed under this agreement. No funds were borrowed under this agreement at December 31, 1997.

Note 8. Income Taxes

        Net deferred tax assets consist of the following as of December 31, 1998 and 1997:
                                                       1998           1997
                                                    ----------    -----------
        Deferred tax assets:
         Net operating loss carryforwards           $   47 105    $   131 717
         Alternative minimum tax credits                 6 652         14 354
         Accumulated depreciation                       28 160         32 233
         Allowance for loan losses                      32 448            995
         Organization costs                             19 362            - -
         Other                                          11 163          5 649
         Less:  valuation allowance                        - -        (85 297)
                                                     ---------     ----------
            Gross deferred tax asset                $  144 890     $   99 651
                                                     ---------     ----------

        Deferred tax liabilities, unrealized gain
          on securities available for sale          $   38 615     $    9 333
                                                    ----------     ----------

            Net deferred tax asset                  $  106 275     $   90 318
                                                    ==========     ==========



The provision for income taxes charged to operations for the years ended December 31, 1998, 1997 and 1996, consists of the following:

                                           1998         1997            1996
                                         ---------   -------------  -----------


          Current                       $  4 600    $     - -       $     - -
          Deferred                        40 058      161 717         132 611
          Change in valuation allowance  (85 297)    (247 014)       (132 611)
                                        --------    ---------       ---------
                                        $(40 639)   $ (85 297)      $     - -
                                         =======    =========       =========

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1998, 1997 and 1996, due to the following:

                                           1998         1997            1996
                                         ---------   -------------  -----------


          Tax expense at statutory rate  $ 31 540    $  165 090     $137 120
          Benefit of operating loss
            carryforwards                 (85 297)     (247 014)    (132 611)
          Other, net                       13 118        (3 373)      (4 509)
                                         --------     ---------     --------
                                         $(40 639)   $  (85 297)    $    - -
                                         ========    ==========     ========

        At December 31, 1998, the Corporation has operating loss carryforwards of approximately $138,543 that may be offset against future taxable income and which will expire over various years from 2006 to 2010.


Note 9.  Deposits

         The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000 was $6,339,277 and $4,352,098 in 1998 and
         1997, respectively.

         At December 31, 1998, the scheduled maturities of time deposits are as follows:

                                                (Amounts in Thousands)

               1999                                 $ 8 732 253
               2000                                   5 028 193
               2001                                   1 562 679
               2002                                         - -
               2003                                         - -
               2004 and thereafter                          - -
                                                    -----------
                                                    $15 323 125
                                                    ===========

Note 10. Other Operating Expenses

         The components of other operating expenses consisted of the following for the years ended December 31:
                                            1998        1997           1996
                                         ---------  -----------   ------------

          Data processing               $   99 589  $    78 702   $     70 594
          Insurance                         24 626       21 498         29 192
          Professional fees                374 229      115 024        128 628
          Stationery and supplies           70 172       61 957         44 843
          Postage                           33 235       36 899         37 499
          Stockholder expense               77 524       18 116         10 294
          Other (includes no items in
            excess of 1% of
            total revenue)                 389 268      247 765        199 059
                                         ---------  -----------   ------------
                                        $1 068 643  $   579 961   $    520 109
                                         =========  ===========   ============


Note 11. Earnings Per Share

         The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.


                                     1998                     1997                1996
                                        Per Share               Per Share             Per Share
                                Shares    Amount       Shares    Amount     Shares      Amount
                               -------   --------    ---------  ---------  -------    ----------
         Basic earnings
           per share          1 890 666 $    .07    1 271 176   $    .45   1 249 634   $    .32
                                        ========                ========               ========
         Effect of dilutive
           securities:
             Stock options        5 585                 1 307                    - -
             Warrants               - -                22 726                    - -
                               --------              --------              ---------
         Diluted earnings
           per share          1 896 251 $   .07    1 295 209    $    .44   1 249 634   $    .32
                              ========= ========   =========    ========   =========   ========



         Warrants on 240,002 shares of common stock were not included in computing diluted EPS in 1996 because their effects were antidilutive.

         Options on 30,675 shares of common stock were not included in computing diluted EPS in 1996 because their effects were antidilutive.

Note 12. Commitments and Contingencies

         The Corporation entered into a long-term lease for its main office and operations center which expires in 2008. The lease contains three five-year renewal periods. Total rent expense was $191,272, $194,945 and $197,096 for 1998, 1997 and 1996, respectively, and was included in occupancy expense.

         The following is a schedule by year of future minimum lease payments required under the long-term noncancelable lease agreements.

               1999                     $  237 555
               2000                        256 371
               2001                        264 063
               2002                        271 985
               2003                        280 145
               Due thereafter            1 424 288
                                         ---------
                                        $2 734 407
                                        ==========

         The Corporation also entered into a long-term lease for its future branch office on December 22, 1997. The term of the lease is ten years commencing June 1, 1998 or fifteen days following the issuance of an occupancy permit, whichever occurs last. If the Certificate of
         Occupancy is not granted, the lease may be declared void by either party by providing written notice to the other party.

         The Corporation is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Corporation is heavily dependent on computer processing in the conduct of its business activities. Failure of these systems could have a significant impact on the Corporation's operations.

         In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

         See   Note   15   with   respect   to   financial    instruments   with
         off-balance-sheet risk.

Note 13. Stock-Based Compensation

         In 1998, the stockholders approved an employee incentive stock option plan. The option price for shares granted under this plan shall be determined by a Committee of the Corporation's Board of Directors, but in no event shall the option price be less than the fair market value of the Corporation's stock at the time of grant. The term of each option granted under the plan is ten years, unless the optionee has been discharged from his or her employment by the Corporation for cause in which case the option must be exercised no later than six months following the date of discharge. The maximum aggregate number of shares which may be optioned and sold under the plan is 75,000 shares. As of December 31, 1998, 8,925 options were outstanding under this plan.

         In 1992, the Corporation adopted a nonqualified stock option plan which full-time employees and part-time employees working at least 25 hours per week were eligible to receive options to acquire Common Stock. Options expire ten years after the date of grant. There are 20,625 options outstanding under this plan as of December 31, 1998.

         Grants under the above plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plans. No employee stock options were granted during 1997 and 1996. Had compensation cost for the employee stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below for 1998:

               Net income:
                As reported                         $  133 405
                Pro forma                           $  116 581

               Basic earnings per share:
                As reported                         $     0.07
                Pro forma                           $     0.06

               Diluted earnings per share:
                As reported                         $     0.07
                Pro forma                           $     0.06

         The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions for grants in 1998 were used: price volatility of 20.94%; risk-free interest rate of 4.50%; dividend rate of 0% and expected life of 10 years.

         The status of the Option Plans during 1998 and 1997 is as follows:


                          1998                        1997                  1996
                 ---------------------------------------------------------------------------
                             Weighted                    Weighted                  Weighted
                             Average                     Average                    Average
                 Number      Exercise        Number      Exercise    Number        Exercise
                of Shares      Price        of Shares      Price    of Shares       Price
                 ---------------------------------------------  ----------------------------

Outstanding at
  January 1        27 375    $   3.43         30 675      $ 3.51     40 675         $   3.26
    Granted         8 925        3.875           - -         - -        - -              - -
    Exercised      (2 700)       3.64            - -         - -        - -              - -
    Canceled       (4 050)       4.13         (3 300)       4.20    (10 000)            2.50
                  -------                     ------                -------
Outstanding at
  December 31      29 550    $   3.45         27 375      $ 3.43     30 675         $   3.51
                 ========                    =======                =======


Exercisable at
  end of year      29 550                     27 375                 30 675
                =========                   ========                 ======


Weighted-average
  fair value per
  option of options
  granted during
  the year       $   1.69                   $    - -               $    - -
                 ========                   ========                ========

          The status of the options outstanding at December 31, 1998 is as follows:

                                         Number                     Weighted
                         Range of      Outstanding    Remaining     Average
                        Exercise         and         Contractual    Exercise
                           Price        Exercisable     Life         Price
                         -------       -----------  ------------   ----------

                           $3.10 - $3.15    18 125      1.75 years      $3.14
                             $3.875          8 925      9.75             3.875
                             $4.10           2 500       .75             4.10
                                          --------
                                            29 550      5.77             3.45
                                          ========

Note 14.  Director Compensation Plan

          In 1998, the stockholders approved a stock option plan for outside directors of the Corporation. The option price for shares to be issued upon exercise of any option granted under this plan shall be determined by a Committee of the Corporation's Board of Directors, but in no event shall the option price be less than the fair market value of the Corporation's stock at the time of grant. The term of each option granted under this plan shall be ten years from the date of grant. If a director resigns or is removed from the Board, all of the Director's stock options must be exercised within sixty days of his or her departure from the Board. The maximum aggregate number of shares which may be optioned and sold under the plan is 75,000 shares. As of December 31, 1998, 16,000 options were outstanding under this plan.

          On March 26, 1997, the Board of Directors granted stock options to those members serving on the Bank's Board of Directors, who were not employees or officers of the Bank, to acquire common stock at an exercise price of $2.86. The options expire ten years after the grant date, unless the Director ceases to be a member of the Bank's Board of Directors, in which case the options expire sixty days following such date. As of December 31, 1998, there were 10,000 options outstanding.

          The status of the Option Plan during 1998 and 1997 is as follows:

                                               1998                   1997
                                  --------------------------------------------
                                             Weighted                Weighted
                                              Average                Average
                                    Number    Exercise     Number     Exercise
                                  of Shares   Price      of Shares    Price
                                  ---------   --------  ----------   ---------

          Outstanding at January 1   10 000   $   2.86       - -     $    - -
          Granted                    16 000       3.875   10 000         2.86
          Exercised                     - -         - -      - -          - -
          Forfeited                     - -         - -      - -          - -
                                     ------               ------
          Outstanding at December 31 26 000       3.48    10 000     $   2.86
                                     =======              ======

          The status of the options outstanding as of December 31, 1998 is as follows:

                    Weighted
                     Average                       Remaining
                     Exercise                     Contractual
                       Price          Number         Life
                      -------       ---------    -----------

                   $   2.86          10 000        8.25 years
                       3.875         16 000        9.75
                                    -------
                   $   3.48          26 000        9.17
                                    =======

Note 15.  Financial Instruments With Off-Balance-Sheet Risk

          The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

          The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          A summary of the contract or notional amount of the Corporation's exposure to off-balance-sheet risk as of December 31, 1998 and 1997 is as follows:

                                                          1998           1997
                                                    -----------   ------------
            Financial instruments whose contract
             amounts represent credit risk:
              Commitments to extend credit         $  8 708 866   $   6 654 155
              Standby letters of credit            $    181 900   $     191 257

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds cash and marketable securities supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1998 varies from 0 percent to 100 percent; the average amount collateralized is 85 percent.

         The Corporation maintains its cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 1998, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $55,465.

Note 16. Restrictions on Transfers to Parent

         Transfers of funds from banking subsidiary to the Parent Corporation in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 1998, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the Parent Corporation without prior regulatory approval totaled $1,107,554 or 12.4% of the consolidated net assets.


Note 17. Capital Requirements

         The Corporation is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Corporation meets all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.


                                                                                   To Be Well
                                                                                Capitalized Under
                                                       For Capital            Prompt Corrective
                                Actual                 Adequacy Purposes       Action Provisions
                           -------------------    --------------------------  ------------------------
                           Amount        Ratio      Amount          Ratio         Amount      Ratio
                                           (Amount in Thousands)
As of December 31, 1998:
  Total Capital (to Risk
    Weighted Assets)
      Consolidated        $  9 282      25.7%      >$2 886           >8.0%              N/A
                                                   -                 -
      The Heritage Bank   $  9 282      25.7%      >$2 886           >8.0%      >$  3 607     >10.0%
                                                   -                 -          -             -
  Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated        $  8 853      24.5%      >$1 443           >4.0%              N/A
                                                   -                 -
      The Heritage Bank   $  8 853      24.5%      >$1 443           >4.0%      >$  2 164      >6.0%
  Tier 1 Capital (to                               -                 -          -              -
    Average Assets)
      Consolidated        $  8 853      17.2%      >$2 060           >4.0%              N/A
                                                   -                 -
      The Heritage Bank   $  8 853      17.2%      >$2 060           >4.0%      >$  2 575      >5.0%
                                                   -                 -          -              -
As of December 31, 1997:
  Total Capital (to Risk
    Weighted Assets)
      Consolidated        $  5 051      18.6%      >$2 170           >8.0%              N/A
                                                   -                 -
      The Heritage Bank   $  5 051      18.6%      >$2 170           >8.0%      >$  2 712      >10.0%
  Tier 1 Capital (to Risk                          -                 -          -              -
    Weighted Assets)
      Consolidated        $  4 712      17.4%      >$1 085           >4.0%              N/A
                                                   -                 -
      The Heritage Bank   $  4 712      17.4%      >$1 085           >4.0%      >$  1 627      >6.0%
  Tier 1 Capital (to                               -                 -          -              -
    Average Assets)
      Consolidated        $  4 712      11.0%      >$1 714           >4.0%              N/A
                                                   -                 -
      The Heritage Bank   $  4 712      11.0%      >$1 714           >4.0%      >$  2 142      >5.0%
                                                   -                 -          -              -

Note 18.  Common Stock

          On May 18, 1998, the Corporation completed a secondary stock offering in which it sold 805,000 shares of common stock at a price of $5.50 per share. Net proceeds for the Corporation were $4,012,204 after deducting underwriting commissions of $309,925 and direct offering costs of $105,371. On June 8, 1998, the Corporation used part of the new capital to complete an odd-lot tender offer, purchasing 2,719 shares at $5.50 per share for a total cost of $14,954.50.

Note 19.    Parent Corporation Only Financial Statements

                            HERITAGE BANCORP, INC.
                          (Parent Corporation Only)

                                Balance Sheet
                              December 31, 1998



Assets

  Investment in subsidiary, at cost, plus
   equity in undistributed net income                           $8 927 664
                                                                ==========


Shareholders' Equity

  Common stock                                                  $2 294 617
  Surplus                                                        6 529 539
  Retained earnings                                                 28 549
  Accumulated other comprehensive income                            74 959
                                                                ----------

                                                                $8 927 664
                                                                ==========