Form 10QSB
period 1999-03-31
HERITAGE BANCORP INC /VA/
filed 1999-05-13
CIK 1065304

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934

                  For the Quarterly period Ended March 31, 1999

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

                            YES__x_______ NO__________


            COMMON SHARES OUTSTANDING AS OF April 15,1999: 2,294,617

                                      INDEX
HERITAGE BANCORP,INC.

Part 1 Financial Information                                               Page

       Item 1 Financial Statements
              Balance Sheets
                March 31, 1999 and December 31, 1998                        3

              Statement of income
                Three months ended March 31, 1999 and 1998                  4

              Statement of Stockholders Equity
                Three months ended March 31, 1999 and 1998                  5

              Statement of Cash Flows
                Three months ended March 31, 1999 and 1998                  6

                Notes to Financial Statements                               7

     Item 2. Managements Discussion and Analysis of
                Financial Condition and Results of operation                8
                 and Selected Financial Data

Part II. Other Information:                                                16

         Item 1. Legal Proceedings
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults Upon /Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K



ITEM I.

Part I. Financial Information

                            HERITAGE BANCORP,INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands, unaudited)


ASSETS                                            MARCH 31, 1999         DECEMBER 31, 1998
                                                  --------------         -----------------

Cash and due from banks                               $   1,870                  $   5,825
Federal Funds Sold                                        6,000                      8,550

   Total Cash and Due From Banks                          7,870                     14,375

Securities available for sale                            22,757                     19,824
Securities held to maturity                                   0                          0

Loans, Net                                               28,665                     29,181

Premises and Equipment, Net                                 454                        376
Other Real Estate Owned                                     263                        263
Accrued Int and other Assets                              1,041                  $     757
                                                      ---------                  ---------

TOTAL ASSETS                                          $  61,050                  $  64,776
                                                      =========                  =========

LIABILITIES

Noninterest bearing deposits                          $  12,562                  $  17,386
Interest bearing deposits                                38,060                     36,056
                                                      ---------                  ---------
   TOTAL DEPOSITS                                        50,622                     53,442

Repurchase agreements                                     1,278                      2,287
Other liabilities                                           119                        119
                                                      ---------                  ---------
   TOTAL LIABILITIES                                     52,019                     55,848
                                                      ---------                  ---------

CAPITAL
Common Stock                                              2,295                      2,295
Surplus                                                   6,530                      6,530
Undivided profits                                           205                         28
Accumulated other comprehensive
income net                                                    1                         75
                                                      ---------                  ---------
   TOTAL CAPITAL                                          9,031                      8,928
                                                      ---------                  ---------

TOTAL CAPITAL AND LIABILITIES                         $  61,050                  $  64,776
                                                      =========                  =========
Notes to financial statements are an
integral part of these statements.

                     HERITAGE BANCORP,INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATION
                      Three Months Ending March 31, 1999


                                                 Three Months Ended
                                         -----------------------------------
INTEREST INCOME                          March 31, 1999       March 31, 1998
                                         --------------       --------------

Loans                                        $  699,000           $  553,000
Securities                                      319,000              227,000
Federal Funds Sold                               81,000               57,000
                                             ----------           ----------
  Total interest income                      $1,099,000           $  837,000

INTEREST EXPENSE

Interest checking deposit                        36,000               31,000
Other time deposit                              241,000              198,000
Cert.of deposit $100,000 or more                 71,000               45,000
Repurchase agreements                            12,000                3,000
                                             ----------           ----------
   Total interest expense                       360,000              277,000

Net interest income                             739,000              560,000

Provision for loan losses                         7,000                2,000
                                             ----------           ----------

Net interest income after
provision for loan losses                       732,000              558,000

OTHER INCOME

Service charges on deposit accounts              26,000               25,000
Other operating income, net                       8,000                7,000
Gain or loss on sale of securities                    0                    0
                                             ----------           ----------
   Total other income                            34,000               32,000

OTHER EXPENSES

Salaries and employee benefits                  295,000              264,000
Occupancy expense                                77,000               74,000
Equipment expense                                14,000               10,000
Other operating expenses                        184,000              141,000
                                             ----------           ----------
   Total other expenses                         570,000              489,000

Income before income taxes                      196,000              101,000

Income tax                                       19,000                    0
                                             ----------           ----------

NET INCOME                                   $  177,000           $  101,000
                                             ==========           ==========

Basic income per share                       $     0.08           $     0.07

Diluted income per share                     $     0.08           $     0.07

Weighted avg shares outstanding               2,294,617            1,489,636




Notes to financial statements are an integral part of these statements.


                                                HERITAGE BANCORP,INC. AND SUBSIDIARY
                                     Consolidated Statements of Change in Stockholder's Equity
                                      For Three Months Ended March 31, 1999 and March 31 1998
                                                  (Dollars in Thousands,unaudited)



                                                                                               Accumulated
                                                                                                     other
                                                                   Comprehensive   etained   comprehensive                   Capital
                                                           Total          income   arnings          income   Common stock    surplus
                                                           -----   -------------   -------   -------------   ------------    -------

Balances January 1 1998                                  $ 4,730                   $  (105)          $  18        $ 1,490    $ 3,327
Comprehensive income
  Net income                                                 101          $  101       101               -              -          -
  Other comprehensive income net of tax                        -               -         -               -              -          -

  Unrealized holding gain(loss) arising during period        (15)            (15)        -             (15)             -          -
  net of tax of $(8)
  Less reclassification adjustment                             -               -         -               -              -          -
  Other comprehensive income, net of tax                     (15)            (15)        -             (15)             -          -
                                                          ------          ------                    ------
  Total comprehensive income                                  86          $   86         -                              -          -
                                                          ------          ======   -------                        -------    -------
Balances March 31 1998                                    $4,816                   $    (4)         $    3        $ 1,490    $ 3,327
                                                          ======                   =======          ======        =======    =======


Balances January 1 1999                                  $ 8,928                   $    28          $   75        $ 2,295    $ 6,530
Comprehensive income
  Net income                                                 177          $  177       177               -              -          -
  Other comprehensive income net of tax                        -               -         -               -              -          -

  Unrealized holding gain(loss) arising during period        (74)            (74)        -             (74)             -          -
  net of tax of $(39)
  Less reclassification adjustment                             0               0         -               0              -          -
                                                          ------          ------                    ------
  Other comprehensive income, net of tax                     (74)            (74)        -             (74)             -          -
                                                          ------          ------                    ------
  Total comprehensive income                              $  103          $  103                                        -          -
                                                          ------          ======

Balances March 31 1999                                    $9,031                   $   205          $    1        $ 2,295    $ 6,530
                                                          ======                   =======          ======        =======    =======

HERITAGE BANCORP, INC. AND
SUBSIDIARY

Consolidated Statements of Cash Flows                            Three months Ended
(In Thousands of Dollars)                                   ---------------------------
                                                            Mar 31, 1999  Mar. 31, 1998
                                                            ------------  -------------
Cash Flows From Operating Activities
 Net income                                                    $   177          $   101
 Adjustments to reconcile net income(loss) to net
   cash provided by (used in) operating activities
     Provision for loan losses                                       7                2
     Depreciation and amortization                                  12               73
     Amortization of investment security
     premiums, net of discount                                       9                6
    (Increase)decrease in accrued interest and
      other assets                                                (259)            (210)
    (Increase)Decrease in accrued interest and other
     liabilities                                                     0               (6)
                                                               -------          -------
      Net cash provided by(used in) operating activities       $   (54)         $   (34)
                                                               -------          -------


Cash Flows From Investing Activities
  Maturities of securities available-for-sale                  $ 4,000          $ 3,250
  Purchases of securities available-for-sale                    (7,055)          (5,497)
 (Increase)decrease in loans                                       523             (445)
  Purchase of premises and equipment                               (90)               0
                                                               -------          -------
     Net cash provided by (used in) investing activities       $(2,622)         $(2,692)
                                                               -------          -------


Cash Flows From Financing Activities
  (Decrease) in non interest-bearing deposits                  $(4,824)         $(2,861)
  Increase(Decrease)in certif of deposits and savings            2,004            1,640
  Increase(Decrease) in securities sold under repurchase
  agreement.                                                    (1,009)             315
                                                               -------          -------
       Net cash provided by (used in) financing activities     $(3,829)         $  (906)
                                                               -------          -------

     Net change in cash and cash equivalents                    (6,505)         $(3,632)

Cash and cash equivalents, beginning of year                    14,375            9,587
                                                               -------          -------

Cash and cash equivalents, end of period                       $ 7,870          $ 5,955
                                                               =======          =======

HERITAGE BANCORP,INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The financial statements included herein have been prepared by the Bank without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

(2)     Accounting Policies

        The interim financial information should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB. Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from estimates.

(3)     Earnings Per Share

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                           March 31, 1999                March 31,1998
                      --------------------------------------------------------
                                     Per Share                     Per Share
                       Shares         Amount          Shares        Amount
                       ------         ------          ------        ------

Basic earnings
  per share           2,294,617      $    .08       1,489,636       $    .07
                                     ========                       ========
Effect of dilutive
  securities:
    Stock options        55,550                        37,375
    Warrants                  0                             0
                      ---------                      --------

Diluted earnings
  per share           2,350,167      $    .08       1,527,011        $    .07
                      =========      ========       =========        ========

(4)    Holding Company Formation

       On October 1, 1998, the Heritage Bank became a wholly-owned subsidiary of Heritage Bancorp, Inc., a newly formed stock holding company, pursuant to an agreement and plan of reorganization approved by the Bank's shareholders on August 26, 1998. Upon completion of the reorganization, holders of the Bank's common stock became holders of Heritage Bancorp, Inc. common stock in a share for share exchange. The common stock of Heritage Bancorp, Inc. will continue to trade on the Nasdaq SmallCap Market under the symbol "HBVA."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis of financial condition and results of operations, unless otherwise disclosed, presented in this quarterly report on Form 10-QSB represents the activities of the Company for the quarter ended March 31, 1999 and should be read in conjunction with the financial statements of the Company included in this Form 10-QSB.

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

         The Bank is the only independent financial institution headquartered in McLean, Virginia. Established in 1987, the Bank operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. (formerly Independent Banks of Virginia, Inc.) until 1992 when it became an independent bank. The Bank is a well-capitalized, profitable community bank dedicated to financing small business and consumer needs in its market area. The Bank also is committed to providing personalized "hometown" quality service to its customers by tailoring its products and services to appeal to its local market. The Bank currently operates two full-service offices and engages in a broad range of lending and deposit services aimed at individual and commercial customers in the McLean area of Fairfax County, Virginia and the Sterling area of Loudoun County.

         The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of individual and commercial loans primarily in the McLean and Sterling areas. The Bank's commercial activities include providing checking accounts, money market accounts and certificates of deposit to small and medium sized businesses. The Bank also provides credit services, such as lines of credit, term loans, construction loans, and letters of credit, as well as real estate loans and other forms of collateralized financing. The Bank's products include checking accounts, NOW accounts, savings accounts, certificates of deposit, installment accounts, construction and other personal loans, home improvement loans, automobile and other consumer financing.

         On May 18, 1998, the Bank closed a secondary offering of 805,000 shares of its common stock, par value $1.00 per share (the "Offering"), at $5.50 per share, raising $4.4 million in gross proceeds. After offering expenses and underwriting commission , the Bank received $4,012,204 in new capital from the offering.


         The selected  financial  ratios and other data of the Company set forth below is derived  in part from,  and  should be read in  conjunction  with,  the
Unaudited  Financial  Statements  of the  Company  and Notes  thereto  presented elsewhere in this report.
                                          SELECTED FINANCIAL DATA
                                                       For the Three Months           For the Three Months
                                                        Ended Mar. 31, 1999            Ended Mar. 31, 1998
                                                       ---------------------------------------------------
                                                                       (Dollars in thousands)
                                                                            (Unaudited)
Summary of operating results:
Total interest income...............................                 $1,099                       $   837
Total interest expense..............................                    360                           277
                                                                     ------                       -------
Net interest income.................................                 $  739                       $   560
Provision for (recovery of) loan losses.............                      7                             2
                                                                     ------                       -------
Net interest income after provision for
   (recovery of)loan losses.........................                 $  732                        $  558
Other income........................................                     34                            32
Other expenses......................................                    570                           489
                                                                     ------                       -------
Income (loss) before taxes..........................                    196                           101
Income tax expense (benefit)(1).....................                     19                             0
                                                                     ------                       -------
Net income (loss)...................................                 $  177                       $   101
                                                                     ======                       =======

Per share:
Basic earnings (loss) per share.....................             $     0.08                    $     0.07
Diluted earnings (loss) per share...................                   0.08                          0.07
Cash dividend declared..............................                      0                             0
Book value at period end............................                   3.94                          3.26
Common shares outstanding...........................              2,294,617                     1,489,636

Balance sheet data (at period end):                          March 31, 1999             December 31, 1998
                                                           ----------------             -----------------

Loans, net of unearned interest.....................              $  29,083                     $  29,610
Allowance for loan loss.............................                    418                           429
Total assets........................................                 61,050                        64,776
Total deposits......................................                 50,622                        53,442
Total stockholders' equity..........................                  9,031                         8,928

Performance and asset quality ratios:
Return on average total assets (3)..................                   1.18%                         0.26%
Return on average stockholders' equit (3)...........                   7.84                          1.79
Average stockholders' equity to average total
   assets...........................................                  15.07                         12.00
Non-accrual and past due loans to total loans.......                   0.46                         14.47
Allowance for loan losses to total loans............                   1.44                          1.45
Net yield...........................................                   4.81                          3.87
Net interest margin(2)..............................                   5.15                          5.09
------------------

(1) At December 31, 1998, the Company had available approximately $138,000 of an operating loss carryforward which could be offset against future income.
(2) Net interest margin is calculated as net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(3)      Annualized for the three months ended March 31, 1999.

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

         Total assets decreased $3.7 million, or 5.8%, from $64.8 million at December 31, 1998 to $61.0 million at March 31 1999. This decrease in assets was due to the withdrawal of funds from attorneys escrow accounts. On December 28, 1998 the Bank had $7.0 million dollars deposited into attorneys escrow account. These funds were withdrawn the first week of January 1999. In addition, net loans decreased by $500,000. Federal funds sold decreased $2.5 million from $8.5 million at December 31, 1998 to $6.0 million at March 31, 1999. This decrease primarily is due to use of these funds to purchase U. S. Agencies Bonds.

         Securities available for sale increased $2.9 million, or 14.8%, from $19.8 million at December 31, 1998 to $22.8 million at March 31, 1999. The increase was caused by the investment of funds transferred from the fed funds sold into the bond portfolio.

         Net loans decreased $500,000, or 1.8%, from $29.1 million at December 31, 1998 to $28.7 million at March 31, 1999. This decrease was primarily due to the scheduled payoff of one commercial loan.

         Total deposits decreased $2.8 million, or 5.3%, from $53.4 million at December 31, 1998 to $50.6 million at March 31, 1999. This decrease was caused by an decrease in attorney's escrow account balances. Of these deposits, $40.0 million were core deposits which the Bank uses to originate loans.

         Repurchase agreements at March 31, 1999 totaled $1.3 million as compared to $2.3 million repurchase agreements at December 31, 1998. The Bank utilizes repurchase agreements to fund customer sweep accounts.

Comparison of Operating Results for the Three Months Ended March 31,
1999 and 1998

         Net income. The Company had a net income for the three months ended March 31, 1999 of $177 000, or $0.08 basic and diluted earnings per share, compared to net income of $101,000, or $0.07 basic and diluted earnings per share, for the three months ended March 31, 1998. This $76,000 increase was due primarily to an increase in interest on loans and securities of $262,000 which was partially offset by an increase in interest on deposits of $83,000, an increase in salaries and benefits of $31,000, an increase in other operating expenses of $43,000 some of which was due to the opening of the Loudoun Branch and income tax of $19,000.

         Interest Income. Total interest income for the three months ended March 31, 1999 was $1,1 million as compared to $837,000 for the three months ended March 31, 1998, representing an increase of $262,000, or 31.3%. This increase was due primarily to the increase in the bond portfolio and interest on Fed Funds sold and interest on loans.

         Interest Expense. Total interest expense increased from $277,000 for the three months ended March 31, 1998 to $360,000 for the three months ended March 31, 1999, representing an increase of $83,000, or 30.0%. This increase was due primarily to the increase in deposits from the prior period.

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

         Net interest income increased in the three months ended March 31, 1999 by $179,000, or 32.0%, from $560,000 for the three months ended March 31, 1998 to $739,000 for the three months ended March 31, 1999. This increase was due primarily to the increase in the bond portfolio and interest on Fed Funds sold.

         Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1999 was $7,000, as compared to $2,000 for the same period in the prior year, representing a $5,000 increase.

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

          Other income. Total other income consists primarily of service charges and fees associated with the Bank's checking and savings accounts. Total other income increased $2,000 from $32,000 for the three months ended March 31, 1998 to $34,000 for the three months ended March 31, 1999. This was caused by an increase in service charges on deposit accounts.

          Other expense. Other expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments and data processing charges. Total other expense increased by $81,000, or 16.6%, from $489,000 for the three months ended March 31, 1998 to $570,000 for the three months ended March 31, 1999. This increase was due, in part, to a $31,000 increase in salaries and benefits and other costs connected with the opening of the branch in Loudoun County.

          Income Tax Expense. The Company had a tax liability of $19,000 for the three months ended March 31, 1999 and no liability for March 31, 1998. At December 31, 1998, the Company had operating loss carryforwards of approximately $138,000 that may be offset against future taxable income. The Company expects to use its net operating loss carryforward in its entirety by the end of fiscal year 1999.

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

         As of March 31, 1999, cash, federal funds sold, held-to-maturity investment securities maturing within one year and available-for-sale securities represented 58.87% of deposits and other liabilities, compared to 61.24% at December 31, 1998.

         Management continuously reviews the capital position of the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 capital ratio, as defined by the regulators, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum 4.00% leverage capital ratio. On March 31, 1999, the Bank's Tier 1 capital ratio was 24.89%, Tier 2 capital ratio was 26.14% and leverage ratio was 15.04%. At March 31, 1999, the Bank exceeded all of its regulatory capital requirements.

         At March 31, 1999, the total stockholders' equity of the Company was $9.0 million, and the ratio of average stockholders' equity to average total assets was 15.07%, as compared to 12.00% for 1998.

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

         The Company's timetable for working on the Year 2000 Problem is divided into the following five phases:

Phase                Description                                          Status
-----                -----------                                          ------
1. Awareness         Define the problem.                                  Completed 11/1/97.
2. Assessment        Identify all systems and criticality of systems.     Completed 6/1/98
3. Renovation        Program enhancements, hardware and software          99% complete
                     upgrades, system replacements, and vendor            12/30/98
                     certifications.
4. Validation        Test and verify system changes.                      completed
                                                                          12/30/98
5. Implementation    Components certified as Year 2000 compliant and      99% complete
                     moved to production.                                 12/30/98

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

         While the Company expects to complete its Year 2000 project in a timely manner, it cannot guarantee that the systems of companies with whom it conducts business, will also be completed in a timely manner. The failure of these entities to adequately address the Year 2000 Problem could adversely affect the Company's and Bank's ability to conduct business.

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


Provision for Loan Losses

         For the three months ended March 31, 1999 the provision for loan losses was $7,000, a $5,000 increase compared to the $2,000 allowance for loan losses recorded in the first three months of 1998.

 An analysis of the allowance for loan losses is as follows:

Loan Loss Reserve

Balance, December 31, 1998                      429,000
Provision for Loan Losses                         7,000
Charge-offs                                     (20,000)
Recoveries                                        2,000
                                               --------
Balance, March 31,1999                          418,000
                                               ========


         The level of the allowance is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular.

Potential Problem Loans

         At March 31, 1999, in addition to $17,000 of loans on either non-accrual status or loans past due 90 days or more and still accruing, the Bank had approximately 3.25% of the loan portfolio in loans which were either internally classified or specially mentioned and require more than normal attention and are potential problem loans. The Bank has considered these loans in establishing the level of the allowance for loan losses. As of March 31 1998, $266,000 of loans were either on a non-accrual status or loans past due 90 days or more and still accruing. In addition to these loans, 8.0% of the loan portfolio was either internally classified or specially mentioned and required more than normal attention and considered potential problems loans.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

         Brault,et al., v. The Heritage Bank. The Bank has settled this matter in principle as of March 2, 1999 for a total cash payment of $50,000.00, which involved a $20,000.00 payment from the Bank and $30,000.00 from the Bank's insurance carrier. The parties are now in the process of preparing final settlement documents for execution which will result in the dismissal of this case with prejudice. The Bank's contribution to this settlement was deemed to be less than the cost to be expended by the Bank in defending the matter.

Item 2. Changes in Securities and Use of Proceeds
               None


Item 3. Defaults upon Senior Securities
               None


Item 4. Submission of matters to a Vote of Security Holders
               None


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


                                              HERITAGE BANCORP, INC.
                                                 (Registrant)

Date: May 10, 1999                          /s/ William B. Sutphin
                                            -------------------------------
                                            William B. Sutphin
                                            Senior V. P. and Cashier