Form 10QSB
period 1999-06-30
HERITAGE BANCORP INC /VA/
filed 1999-08-16
CIK 1065304

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934

                  For the Quarterly period Ended June 30, 1999

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

                               YES__x_______ NO___


COMMON SHARES OUTSTANDING AS OF July 26,1999: 2,294,617

                                      INDEX
HERITAGE BANCORP,INC.

Part 1 Financial Information                                             Page
                                                                         ----

       Item 1 Financial Statements
              Balance Sheets
                June 30, 1999 and December 31, 1998                        3

              Statement of income
                Three months ended June 30, 1999 and 1998                  4

              Statement of income
                  Six months ended June 30, 1999 and 1998                  5

              Statement of Stockholders Equity
                Three months ended March 31, 1999 and 1998                 6

              Statement of Cash Flows
                Three months ended March 31, 1999 and 1998                 7

                Notes to Financial Statements                              8

     Item 2. Managements Discussion and Analysis of
                Financial Condition and Results of operation               9
                 and Selected Financial Data

Part II. Other Information:                                               19

         Item 1. Legal Proceedings
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults Upon /Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K


ITEM I.

Part I. Financial Information


                                          HERITAGE BANCORP,INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CONDITION
                                               (in thousands, unaudited)


ASSETS                                                                JUNE 30,1999                   DECEMBER 31, 1998
                                                                      ------------                   -----------------
Cash and Due from Banks                                                  $   1,955                           $   5,825
Federal Funds Sold                                                           3,900                               8,550
   Total Cash and Due From Banks                                             5,855                              14,375
Securities available for sale                                               22,991                              19,824
Loans, Net                                                                  29,534                              29,181
Premises and Equipment, Net                                                    839                                 376
Other Real Estate Owned                                                        263                                 263
Accrued Interest and other Assets                                              871                              $  757
                                                                         ---------                          ----------

     TOTAL ASSETS                                                        $  60,353                          $   64,776
                                                                         =========                          ==========

LIABILITIES AND STOCKHOLDERS
EQUITY
Liabilities
Noninterest Bearing Deposits                                              $ 11,376                         $    17,386
Interest bearing deposits                                                   37,496                              36,056
                                                                         ---------                          ----------
   Total Deposits                                                           48,872                              53,442
Security Sold Under Agreement to                                             2,595                               2,287
Repurchase
Other liabilities                                                               80                                 119
                                                                         ---------                          ----------
   Total Liabilities                                                        51,547                              55,848
                                                                         ---------                          ----------

Stockholders' Equity
Common Stock                                                                 2,295                               2,295
Surplus                                                                      6,530                               6,530
Undivided Profits                                                              220                                  28
Accumulated other Comprehensive
 Income (Loss)                                                               (239)                                  75
                                                                         ---------                          ----------
   Total Stockholders' Equity                                                8,806                               8,928
                                                                         ---------                          ----------

     TOTAL LIABILITIES AND                                                $ 60,353                            $ 64,776
                                                                         =========                          ==========
     STOCKHOLDERS' EQUITY

Notes to financial statements are an integral part of these statements.


                              HERITAGE BANCORP,INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATION
                               Three Months Ending June 30, 1999
                                   (in thousands, unaudited)

                                                                Three Months Ended
                                                    ------------------------------------------
INTEREST INCOME                                     June 30, 1999                June 30, 1998
                                                    -------------                -------------
Loans                                                $       692                   $       577
Securities                                                   356                           259
Federal Funds Sold                                            64                            81
                                                     -----------                   -----------
  Total interest income                                    1,112                           917

INTEREST EXPENSE

Interest checking deposit                                     42                            33
Other time deposit                                           235                           222
Cert.of deposit $100,000 or more                              66                            45
Repurchase agreements                                         23                             4
                                                     -----------                   -----------
   Total interest expense                                    366                           304

Net interest income                                          746                           613

Provision for loan losses                                      6                             2
                                                     -----------                   -----------

Net interest income after
provision for loan losses                                    740                           611

OTHER INCOME

Service charges on deposit accounts 28                        28
Other operating income, net                                    9                             7
Gain or loss on sale of securities                             1                            (1)
                                                     -----------                   -----------
   Total other income                                         38                            34

OTHER EXPENSES

Salaries and employee benefits                               354                           261
Occupancy expense                                             85                            73
Equipment expense                                             21                            12
Other operating expenses                                     289                           197
                                                     -----------                   -----------
   Total other expenses                                      749                           543

Income before income taxes                                    29                           102

Income tax                                                    14                             2
                                                     -----------                   -----------

NET INCOME                                           $        15                   $       100
                                                     ===========                   ===========

Basic income per share                               $      0.01                   $      0.05
                                                     ===========                   ===========

Diluted income per share                             $      0.01                   $      0.05
                                                     ===========                   ===========

Weighted avg shares outstanding                        2,294,617                     1,879,195
                                                     ===========                   ===========

Notes to financial statements are an integral part of these statements

                              HERITAGE BANCORP,INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATION
                                Six Months Ending June 30, 1999
                                    (in Thousands,unaudited)
                                                                 Six Months Ended
                                                    ------------------------------------------

INTEREST INCOME                                     June 30, 1999                June 30, 1998
                                                    -------------                -------------

Loans                                                $     1,391                   $     1,130
Securities                                                   675                           486
Federal Funds Sold                                           145                           138
                                                     -----------                   -----------
  Total interest income                              $     2,211                   $     1,754

INTEREST EXPENSE

Interest checking deposit                                     78                            64
Other time deposit                                           476                           420
Cert.of deposit $100,000 or more                             137                            90
Repurchase agreements                                         35                             7
                                                     -----------                   -----------
   Total interest expense                                    726                           581

Net interest income                                        1,485                         1,173

Provision for loan losses                                     13                             4
                                                     -----------                   -----------

Net interest income after
provision for loan losses                                  1,472                         1,169

OTHER INCOME

Service charges on deposit accounts                           54                            53
Other operating income, net                                   17                            14
Gain or loss on sale of securities                             1                            (1)
                                                     -----------                   -----------
   Total other income                                         72                            66

OTHER EXPENSES

Salaries and employee benefits                               649                           525
Occupancy expense                                            162                           147
Equipment expense                                             35                            19
Other operating expenses                                     473                           341
                                                     -----------                   -----------
   Total other expenses                                    1,319                         1,032

Income before income taxes                                   225                           203

Income tax                                                    33                             2
                                                     -----------                   -----------

NET INCOME                                           $       192                   $       201
                                                     ===========                   ===========

Basic income per share                               $      0.08                   $      0.12
                                                     ===========                   ===========

Diluted income per share                             $      0.08                   $      0.12
                                                     ===========                   ===========

Weighted avg shares outstanding                        2,294,617                     1,685,353
                                                     ===========                   ===========

Notes to financial statements are an integral part of these statements

                                                HERITAGE BANCORP,INC. AND SUBSIDIARY
                                     Consolidated Statements of Change in Stockholder's Equity
                                        For Six Months Ended June 30, 1999 and June 30 1998
                                                  (Dollars in Thousands,unaudited)
                                                                                                Accumulated
                                                                                                      other
                                                                    Comprehensive   Retained  comprehensive                  Capital
                                                          Total            income   earnings         income Common stock     surplus
                                                          -----            ------   --------         ------ ------------     -------

Balances January 1,1998                                 $ 4,731                      $ (104)          $  18      $ 1,490     $ 3,327
Comprehensive income
  Net income                                                201            $  201        201              -            -           -
  Other comprehensive income net of tax

  Unrealized holding gain(loss) arising during period                         (9)          -                           -           -
  net of tax of $(8)
  Less reclassification adjustment                                              1          -                           -           -
  Other comprehensive income, net of tax                    (8)               (8)          -            (8)            -           -
                                                            ---           -------
  Total comprehensive income                                              $   193          -
                                                                          =======                                      -

Issuance of common Stock                                $ 4,107                                                   $  803    $  3,304
                                                        -------                                                   ------    --------
Balances June 30, 1998                                   $9,031                    $      97          $  10      $ 2,293     $ 6,631
                                                         ======                    =========          =====      =======     =======







Balances January 1, 1999                                $ 8,928                       $   28          $  75      $ 2,295     $ 6,530
Comprehensive income
  Net income                                                192             $ 192        192              -            -           -
  Other comprehensive income net of tax

  Unrealized holding gain(loss) arising during period                       (315)          -                           -           -
  net of tax of $(124)
  Less reclassification adjustment                                              1          -                           -           -
                                                                             ----
  Other comprehensive income, net of tax                  (314)             (314)          -          (314)            -           -
  Total comprehensive income                                        $       (122)
                                                         ------     =============       ----           ----        -----

balances June 30, 1999                                  $ 8,806                         $220       $  (239)      $ 2,295     $ 6,530
                                                        =======                         ====       ========      =======     =======



HERITAGE BANCORP, INC. AND
SUBSIDIARY

Consolidated Statements of Cash Flows
(In Thousands of Dollars unaudited)
                                                                           Six months Ended
                                                                   June 30,1999        June 30,1998
                                                                   ------------        ------------
Cash Flows From Operating Activities
 Net income                                                          $   192           $     201
 Adjustments to reconcile net income(loss) to net
   cash provided by (used in) operating activities
     Provision for loan losses                                            13                   4
     Depreciation and amortization                                        33                  29
     Gain on sale of available for sale investments                        1                  (1)
     Amortization of investment security
     premiums, net of discount                                            13                  15
    (Increase)decrease in accrued interest and
      other assets                                                        36                (417)
    (Increase)in accrued interest and other
     liabilities                                                         (26)                ( 1)
                                                                     -------             -------
      Net cash provided by(used in) operating activities             $   262               $(170)
                                                                     -------             -------


Cash Flows From Investing Activities
  Maturities of securities available-for-sale                        $ 7,895              $4,000
  Purchases of securities available-for-sale                        ( 11,552)            (11,803)
  Proceeds from sale of securities available for sale                                        499
 (Increase)in loans                                                     (366)             (2,580)
  Purchase of premises and equipment                                    (496)                 (4)
                                                                     -------             -------
     Net cash (used in) investing activities                        $( 4,519)            $(9,888)
                                                                     -------             -------


Cash Flows From Financing Activities
  (Decrease) in non interest-bearing deposits                        $(6,178)           $ (  183)
  Increase in certif of deposits and savings                           1,607               3,181
  Increase in securities sold under repurchase
  agreement.                                                             308                 530
  Issuance of common stock                                                 0               4,107
                                                                     -------             -------
      Net cash provided by (used in) financing activities            $(4,263)            $ 7,635
                                                                     -------             -------

     Net change in cash and cash equivalents                          (8,520)            $(2,423)

Cash and cash equivalents, beginning of year                          14,375               9,587
                                                                     -------             -------

Cash and cash equivalents, end of period                             $ 5,855             $ 7,164
                                                                     =======             =======

HERITAGE BANCORP,INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The consolidated financial statements included herein have been prepared by the company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year. The consolidated statements include the accounts of Heritage Bancorp Inc. and subsidiary The Heritage Bank. All significant intercompany balances and transactions have been eliminated.

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

                                                        June  30, 1999             June 30,1998
                                                        ----  --------             ------------

                                                         Per Share                            Per Share
                                          Shares           Amount              Shares           Amount
                                          ------           ------              ------           ------
             Basic earnings
               per share                 2,294,617      $         .08         1,685,353      $         .12
                                                        =============                        =============
             Effect of dilutive
               securities:
                 Stock options              54,050                               37,375

             Diluted earnings
               per share                 2,348,667      $         .08         1,722,728      $         .12
                                      ============      =============      ============      =============

(4) Holding Company Formation

             On October 1, 1998, the Heritage Bank became a wholly-owned subsidiary of Heritage Bancorp, Inc., a newly formed stock holding company, pursuant to an agreement and plan of reorganization approved by the Bank's shareholders on August 26, 1998. Upon completion of the reorganization, holders of the Bank's common stock became holders of Heritage Bancorp, Inc. common stock in a share for share exchange. The common stock of Heritage Bancorp, Inc. trades on the Nasdaq SmallCap Market under the symbol "HBVA."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis of financial condition and results of operations, unless otherwise disclosed, presented in this quarterly report on Form 10-QSB represents the activities of the Company for the quarter ended June 30, 1999 and should be read in conjunction with the financial statements of the Company included in this Form 10-QSB.

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
                                              SELECTED FINANCIAL DATA


                                                                     For the Six months Ended         For the Six Months
                                                                          June 30, 1999               Ended June 30, 1998
                                                                          -------------               -------------------
                                                                                    (Dollars in thousands)
                                                                                          (Unaudited)

Summary of operating results:
Total interest income...............................                     $       2,211                     $   1,754
Total interest expense..............................                               726                           581
                                                                                 -----                          ----
Net interest income.................................                          $  1,485                      $  1,173
Provision for loan losses...........................                                13                             4
                                                                                  ----                         -----
Net interest income after provision for
       loan losses..................................                          $  1,472                      $  1,169
Other income........................................                                72                            66
Other expenses......................................                             1,319                         1,032
                                                                                ------                       -------
Income before taxes.................................                               225                           203
Income tax expense(1)...............................                                33                             2
Net income..........................................                              $192                          $201
                                                                                  ====                          ====

Per share:
Basic earnings per share............................                        $     0.08                    $     0.12

Diluted earnings per share..........................                              0.08                          0.12
Cash dividend declared..............................                                 0                             0
Book value at period end............................                              3.84                          3.94
Common shares outstanding...........................                         2,294,617                     2,292,917

Balance sheet data (at period end):                                      June 30, 1999             December 31, 1998
                                                                         -------------             -----------------

Loans, net of unearned interest.....................                         $  29,965                     $  29,610
Allowance for loan loss.............................                               431                           429
Total assets........................................                            60,353                        64,776
Total deposits......................................                            48,872                        53,442
Total stockholders' equity..........................                             8,806                         8,928

Performance and asset quality ratios:
Return on average total assets (3)..................                             0.63%                         0.26%
Return on average stockholders' equity...........(3)                              4.27                          1.79
Average stockholders' equity to average total
assets..............................................                             14.84                         14.47
Non-accrual and past due loans to total loans.......                              2.67                          1.35
Allowance for loan losses to total loans............                              1.44                          1.45
Net yield...........................................                              3.88                          3.87
Net interest margin(2)..............................                              5.18                          5.09
------------------


(1) At December 31, 1998, the Company had available approximately $129,000 of an operating loss carryforward which could be offset against future income.
(2) Net interest margin is calculated as net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(3)      Annualized for the six months ended June 30, 1999.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

     Total assets decreased $4.4 million, or 6.8%, from $64.8 million at December 31, 1998 to $60.4 million at June 30, 1999. This decrease in assets was due to the withdrawal of funds from attorneys escrow accounts. On December 28, 1998 the Bank had $8.0 million dollars deposited into attorneys escrow account. These funds were withdrawn the first week of January 1999. In addition, net loans increased by $0.4 million. Federal funds sold decreased $4.7 million from $8.6 million at December 31, 1998 to $3.9 million at June 30, 1999. This decrease primarily is due to the use of these funds to purchase U. S. Agencies Bonds in order to receive a higher yield.

         Securities available for sale increased $3.2 million, or 15.9%, from $19.8 million at December 31, 1998 to $23.0 million at June 30, 1999. The increase was primarily caused by the investment of funds transferred from fed funds sold into the bond portfolio.

         Net loans increased $353 thousand, or 1.2%, from $29.2 million at December 31, 1998 to $29.5 million at June 30, 1999. This increase was primarily due to a increase in loan demand due to marketing efforts.

         Total deposits decreased $4.6 million, or 8.6%, from $53.4 million at December 31, 1998 to $48.9 million at June 30, 1999. This decrease was caused by a decrease in attorney's escrow account balances. Of these deposits, $40.0 million were core deposits which the Bank uses to originate loans.

         Repurchase agreements at June 30, 1999 totaled $2.6 million as compared to $2.3 million at December 31, 1998. The Bank utilizes repurchase agreements to fund customer sweep accounts.

Comparison of Operating Results for the Three Months Ended June 30,
1999 and 1998

         Net income. The Company had net income for the three months ended June 30, 1999 of $15 000, or $0.01 basic and diluted earnings per share, compared to net income of $100,000, or $0.05 basic and diluted earnings per share, for the three months ended June 30, 1998. This $85,000 decrease in net income for the three months ended June 30,1999 compared to the same period in 1998 was due primarily to an increase of $43,000 in occupancy expense connected to the opening of the Sterling Branch and some new office space in the main office, and an increase in personnel expense of $93,000. Personnel expense increased because of additional salaries of $41,000 for the Sterling Branch and incentive bonuses paid to employees of $52,000. Consulting and legal expenses in connection with a potential branch site and expansion of the main office totaled $45,000. Other expenses were affected by $40,000 of non-loan charge-offs, of which a large part was the payment due under the terms of a lawsuit settled in March 1999. These expenses were partially offset by an increase of $133,000 in net interest income due primarily to the growth in both the loan and security portfolio.

Interest Income. Total interest income for the three months ended June 30, 1999 was $1.1 million as compared to $917,000 for the three months ended June 30, 1998, representing an increase of $195,000, or 21.3%. This increase was due primarily to the increase in the bond portfolio and interest on loans due to increased marketing efforts.

         Interest Expense. Total interest expense increased from $304,000 for the three months ended June 30, 1998 to $366,000 for the three months ended June 30, 1999, representing an increase of $62,000, or 20.4%. This increase was due primarily to the increase in interest bearing deposits from June 30, 1998.

         Net Interest Income. Net interest income is the difference between interest earned on loans, investments, securities and short term investments and interest paid on deposits. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. The Bank's management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

         Net interest income increased in the three months ended June 30, 1999 by $133,000, or 21.7%, from $613,000 for the three months ended June 30, 1998 to $746,000 for the three months ended June 30, 1999. This increase was due primarily to the increase in the bond portfolio and interest on loans.

         Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 1999 was $6,000, as compared to $2,000 for the same period in the prior year, representing a 200% increase. The level of the allowance for loan losses is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

          Other income. Total other income consists primarily of service charges and fees associated with the Bank's checking and savings accounts. Total other income increased $4,000 from $34,000 for the three months ended June 30, 1998 to $38,000 for the three months ended June 30, 1999. This was caused by an increase in service charges on deposit accounts.

          Other expense. Other expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments and data processing charges. Total other expense increased by $206,000, or 37.9%, from $543,000 for the three months ended June 30, 1998 to $749,000 for the three months ended June 30, 1999. This increase was due primarily to an increase of $93,000 in salaries and employees benefits caused by $41,000 in additional salaries for the Sterling Branch and $52,000 paid to employees in incentive bonuses. Also occupancy expense increased by $49,000 caused by the opening of the Loudoun Branch and the addition of new space in the main office. Other expenses increased by $56,000 caused by legal fees and consultant fees in connection with a possible branch location in Great Falls, Va. Other expenses were also affected by $40,000 of non-loan charge-offs, of which a large part was the payment due under the terms of a lawsuit settled in March 1999.

          Income Tax Expense. The Company had a tax expense of $14,000 for the three months ended June 30, 1999 and $2,000 for June 30, 1998. At December 31, 1998, the Company had operating loss carryforwards of approximately $129,000 that may be offset against future taxable income. The Company has used its net operating loss carryforward in its entirety by June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

          Net income. The Company had net income for the six months ended June 30, 1999 of $192,000, or $0.08 basic and diluted earnings per share, compared to net income of $201,000, or $0.12 basic and diluted earnings per share, for the six months ended June 30, 1998. This $9,000 decrease was due primarily to an increase of $124,000 in salaries and benefits caused by additional salaries of $41,000 for the Sterling Branch and incentive bonuses paid to employees of $52,000. Interest expense increased $145,000, also occupancy expense increased by $43,000 caused by the opening of the Loudoun County Branch and the addition of new space in the main office. Other expenses increased by $105,000 caused by legal fees and consultant fees in connection with a possible branch location in Great Falls, Va. and non-loan charge-offs of $40,000. These expenses were partially offset by a increase of $457,000 in total interest income.

          Interest Income. Total interest income for the six months ended June 30, 1999 was $2.2 million as compared to $1.8 million for six months ended June 30, 1998, representing an increase of $457,000, or 26.1%. This increase was due primarily to the growth in the bond portfolio and interest on loans.

          Interest Expense. Total interest expense increased from $581,000 for the six months ended June 30, 1998 to $726,000 for the six months ended June 30, 1999, representing an increase of $145,000, or 25.0%. This increase was due primarily to the growth in interest bearing deposits from June 30, 1998 to June 30, 1999.

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

          Net interest income increased in the six months ended June 30, 1999 by $312,000, or 26.6%, from $1,173,000 for the six months ended June 30, 1998 to $1,485,000 for the six months ended June 30, 1999. This increase was due to the growth in the security portfolio and loan portfolios, which was partially offset by the increase in interest bearing deposits used to fund the growth.

          Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 1999 was $13,000, as compared to $4,000 for the same period in the prior year, representing a $9,000 increase. The level of the allowance for loan losses is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

          Other income. Total other income consists primarily of service charges and fees associated with the Bank's checking and savings accounts. Total other income increased $6,000 from $66,000 for the six months ended June 30, 1998 to $72,000 for the six months ended June 30, 1999. This increase was caused by an increase in other service charges.

          Other expense. Other expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments and data processing charges. Total other expense increased by $287,000, or 27.8%, from $1,032,000 for the six months ended June 30, 1998 to $1,319,000 for the six months ended June 30, 1999. This increase was due primarily to an increase of $124,000 in salaries and employees benefits caused in part by $41,000 in additional salaries for the Sterling Branch and $52,000 paid to employees in incentive bonuses. Also occupancy expense increased by $49,000 caused by the opening of the Loudoun Branch and the addition of new space in the main office. Other expenses increased by $105,000 caused by legal fees and consultant fees in connection with a possible branch location in Great Falls, Va. Other expenses were also affected by $40,000 of non-loan charge-offs, of which a large part was the payment due under the terms of a lawsuit settled in March 1999.

          Income Tax Expense. The Company had a tax expense of $33,000 for the six months ended June 30, 1999 and $2,000 expense for June 30, 1998. At December 31, 1998, the Company had operating loss carryforwards of approximately $129,000 that may be offset against future taxable income. The Company had used its net operating loss carryforward in its entirety by June 30, 1999.

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

         As of June 30, 1999, cash, federal funds sold, and available-for-sale securities represented 55.96% of deposits and other liabilities, compared to 61.24% at December 31, 1998.

         Management continuously reviews the capital position of the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 capital ratio, as defined by the regulators, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum 4.00% leverage capital ratio. On June 30, 1999, the Bank's Tier 1 capital ratio was 24.69%, Tier 2 capital ratio was 25.94% and leverage ratio was 14.59%, which exceeded all of its regulatory capital requirements.

         At June 30, 1999, the total stockholders' equity of the Company was $8.8 million, and the ratio of average stockholders' equity to average total assets was 14.84%, as compared to 14.47% for 1998.

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

         The Company's timetable for working on the Year 2000 Problem is divided into the following five phases:

Phase                     Description                                                        Status
-----                     -----------                                                        ------
1. Awareness              Define the problem.                                                Completed
                                                                                             11/1/97.
2. Assessment             Identify all systems and criticality of systems.                   Completed 6/1/98

3. Renovation             Program enhancements, hardware and software                        Complete
                          upgrades, system replacements, and vendor                          6/30/99
                          certifications.
4. Validation             Test and verify system changes.                                    Completed
                                                                                             12/30/98
5. Implementation         Components certified as Year 2000 compliant and                    Completed
                          moved to production.                                                6/30/99

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


Provision for Loan Losses

         For the three months ended June 30, 1999 the provision for loan losses was $6,000, a 200% increase compared to the $2,000 allowance for loan losses recorded in the second three months of 1998.

 An analysis of the allowance for loan losses is as follows:

Loan Loss Reserve
Balance, December 31,                           429,000
1998
Provision for Loan Losses                        13,000
Charge-offs                                    (20,000)
Recoveries                                        9,000
Balance, June 30,1999                           431,000
                                                =======

         The level of the allowance is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular.

Potential Problem Loans


         At June 30, 1999, in addition to $129,000 of loans on either non-accrual status or loans past due 90 days or more and still accruing, the Bank had approximately 3.17% of the loan portfolio in loans which were either internally classified or specially mentioned and require more than normal attention and are potential problem loans. The Bank has considered these loans in establishing the level of the allowance for loan losses. As of June 30 1998, $454,000 of loans were either on a non-accrual status or loans past due 90 days or more and still accruing. In addition to these loans, 7.1% of the loan portfolio was either internally classified or specially mentioned and required more than normal attention and considered potential problems loans.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds
         None


Item 3. Defaults upon Senior Securities

         None


Item 4. Submission of matters to a Vote of Security Holders
                None

Item 5. Other Information

               None


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
               Exhibit 10.1 Consulting and Employment Agreements

               Exhibit 27.1-Financial Data Schedule* *Filed in electronic format only.

         (b) Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HERITAGE BANCORP, INC.
                                                 (Registrant)

Date:  August 13, 1999                      /s/ William B. Sutphin
                                            -------------------------------
                                            William B. Sutphin
                                            Senior V. P. and Cashier