Form 10QSB
period 1999-09-30
HERITAGE BANCORP INC /VA/
filed 1999-11-12
CIK 1065304

Conformed Copy

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB


          Quarterly Report Under Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                For the Quarterly period Ended September 30, 1999

                             HERITAGE BANCORP, INC.
                  (Name of Small Business Issue in its Charter)

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

Securities registered under Section 12(g) of the Exchange Act:
  Common Stock, par value $1.00 per share.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                           Yes   X    No
                              -------   -------



As of September 30, 1999, 2,294,617 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes ____  No _X___


                                    HERITAGE BANCORP, INC.
                                 INDEX TO FINANCIAL STATEMENTS


                                                                                      Page(s)
                                                                                      -------
Part I Financial Information:
 Item 1.  Financial Statements:
  Consolidated Statements of Financial Condition as of September 30, 1999
   and December 31, 1998                                                                3

  Consolidated Statements of Operations for the three and nine month periods ended
    September 30, 1999 and 1998                                                         4

  Consolidated Statements of Stockholders Equity for the nine month periods ended
    September 30, 1999 and 1998                                                         5

  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1999 and 1998                                                         6

  Notes to Financial Statements                                                         7

 Item 2. Managements Discussion and Analysis of Financial Condition and
   Results of  Operation and Selected Financial Data                                    7

Part II. Other Information:

  Item 1.  Legal Proceedings                                                            16

  Item 2.  Changes in Securities and Use of Proceeds                                    16

  Item 3.  Defaults Upon Senior Securities                                              16

  Item 4.         Submission of Matters to a Vote of Security Holders                   16

  Item 5.  Other Information                                                            17

  Item 6.  Exhibits and Reports on Form 8-K                                             17

    ITEM I.
    Part I.  Financial Information

                                       HERITAGE BANCORP, INC.
                                           AND SUBSIDIARY

                                Consolidated Statement of Condition
                              September 30, 1999 and December 31, 1998
(dollars in thousands, unaudited)
        Assets                                                            1999             1998
                                                                     ------------     ------------

    Cash and due from banks                                        $       1,736     $      5,825
    Federal funds sold and securities purchased under                      7,700            8,550
                                                                     ------------     ------------
           Total cash and cash equivalents                                 9,436           14,375

    Securities available for sale, at approximate market value            23,023           19,824
    Loans, net                                                            28,749           29,181
    Premises and equipment, net                                              816              376
    Accrued interest receivable                                              529              460
    Other real estate owned                                                  263              263
    Other assets                                                             382              297

                                                                     ------------     ------------
           Total assets                                            $      63,198     $     64,776
                                                                     ============     ============

        Liabilites and Stockholders' Equity

Liabilities
    Noninterest-bearing deposits                                   $      13,456     $     17,385
    Savings and interest-bearing demand deposits                          22,298           20,734
    Time deposits                                                         14,461           15,323
                                                                     ------------     ------------
           Total deposits                                                 50,215           53,442
    Accrued interest and other liabilities                                    77              119
    Securities sold under agreement to repurchase                          4,103            2,287
                                                                     ------------     ------------
           Total liabilities                                              54,395           55,848
                                                                     ------------     ------------

Stockholders' Equity
    Common stock, $1 par value; authorized 10,000,000
        shares; issued and outstanding 2,294,617                           2,295            2,295
    Capital surplus                                                        6,530            6,530
    Retained earnings                                                        194               29
    Accumulated other comprehensive income (loss)                           (216)              74
                                                                     ------------     ------------
           Total stockholders' equity                                      8,803            8,928

                                                                     ------------     ------------
           Total liabilites and stockholders' equity               $      63,198     $     64,776
                                                                     ============     ============

Notes to financial statements are an integral part of these statements.

                                                  HERITAGE BANCORP, INC.
                                                      AND SUBSIDIARY

                                           Consolidated Statement of Operations
                              Nine and Three Month Periods Ended September 30, 1999 and 1998
(dollars in thousands, unaudited)
                                                                      Nine Months Ended            Three Months Ended
                                                                        September 30,                September 30,
                                                                  --------------------------    -------------------------
Interest Income                                                      1999           1998           1999          1998
                                                                  -----------    -----------    -----------    ----------
    Loans                                                       $      2,014   $      1,744   $        623   $       614
    Securities                                                         1,036            802            361           316
    Federal funds sold                                                   213            213             68            75
                                                                  -----------    -----------    -----------    ----------
           Total interest income                                       3,263          2,759          1,052         1,005
                                                                  -----------    -----------    -----------    ----------

Interest Expense
    Savings and interest-bearing demand                                  375            445            297           162
    Time deposits                                                        654            452             41           161
    Securities sold under agreement to repurchase                         63             24             28            17
                                                                  -----------    -----------    -----------    ----------
           Total interest expense                                      1,092            921            366           340
                                                                  -----------    -----------    -----------    ----------

           Net interest income                                         2,171          1,838            686           665

    Provision for loan losses                                             18            102              5            98
                                                                  -----------    -----------    -----------    ----------

           Net interest income after provision for loan losses         2,153          1,736            681           567
                                                                  -----------    -----------    -----------    ----------

Other Income
    Service charges on deposit accounts                                   85             80             31            27
    Other operating income, net                                           64             23             47             9
    Gain (loss) on sale of securities                                      1             (1)             -             -
                                                                  -----------    -----------    -----------    ----------
           Total other income                                            150            102             78            36
                                                                  -----------    -----------    -----------    ----------

Other Expenses
    Salaries and employee benefits                                     1,022            792            373           267
    Occupancy and equipment expense                                      323            212            126            46
    Other operating expenses                                             714            669            241           328
                                                                  -----------    -----------    -----------    ----------
           Total other expenses                                        2,059          1,673            740           641
                                                                  -----------    -----------    -----------    ----------

           Income before income taxes                                    244            165             19           (38)

    Income tax expense (benefit)                                          79              3             46             1
                                                                  -----------    -----------    -----------    ----------

           Net income                                           $        165   $        162   $        (27)  $       (39)
                                                                  ===========    ===========    ===========    ==========

Earnings Per Share, basic                                       $       0.07   $       0.09   $      (0.01)  $     (0.02)

Earnings Per Share, assuming dilution                           $       0.07   $       0.09   $      (0.01)  $     (0.02)
Notes to financial statements are an integral part of these statements.

                                    Consolidated Statements of Change in Stockholders' Equity
                                Nine Month Periods Ended September 30, 1999 and September 30, 1999
(dollars in thousands, unaudited)
                                                                                        Accumulated
                                                                                           Other
                                                           Comprehensive  Retained      Comprehensive    Common         Capital
                                                Total         Income       Earnings     Income(loss)      Stock         Surplus
                                             ------------  -------------  ------------  -------------  ------------   ------------
Balance January 1, 1998                     $      4,730                 $       (105) $          18  $      1,490  $       3,327
Comprehensive income
    Net income                                       162  $         162           162
    Unrealized holding gain(loss) arising
      during period net of tax                                      101

    Less reclassification adjustment
    Other comprehehsive income, net of tax           101            101             -            101
                                                           -------------
      Total comprehensive income                          $         263
                                                           =============
    Stock options exercised                           10                                                         3              7
    Repurchase of stock in odd lot tender            (15)                                                       (3)           (12)
    Issuance of common stock                       4,013                                                       805          3,208
                                             ------------                 ------------  -------------  ------------   ------------
Balance September 30, 1998                  $      9,001                 $         57  $         119  $      2,295  $       6,530
                                             ============                 ============  =============  ============   ============

Balance January 1, 1999                     $      8,928                 $         29  $          74 $       2,295 $        6,530
Comprehensive income
    Net income                                       165  $         165           165              -             -              -
    Unrealized holding gain(loss) arising
      during period net of tax                         -           (290)            -              -             -              -
    Loss reclassification adjustment                                                -
                                                           -------------
    Other comprehehsive income, net of tax          (290)          (290)            -           (290)            -              -
      Total comprehensive income                          $        (125)
                                             ------------  =============  ------------  -------------  ------------   ------------
Balance September 30, 1999                  $      8,803                 $        194 $         (216)$       2,295 $        6,530
                                             ============                 ============  =============  ============   ============

                    HERITAGE BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1999 and 1998
(dollars in thousands, unaudited)
                                                                                   Nine months ended September 30,
Cash flows from operating activities                                                 1999               1998
                                                                               -----------------  -----------------
    Net income                                                               $              165 $              162
    Adjustments to reconcile net income(loss) to net
      cash provided by (used in ) operating activities
        Provision for loan losses                                                            18                102
        Depreciation and amortization                                                        56                 35
        (Gain) loss on sale of available for sale investments                                (1)                 1
        Amortization of investment security premiums, net of discount                        (1)                26
        Increase in accrued interest and other assets                                      (254)              (446)
        Increase (decrease) in accrued interest and other liabilities                       (40)                 -
                                                                               -----------------  -----------------
             Net cash used in operating activities                                          (57)              (120)
                                                                               -----------------  -----------------

Cash flows from investing activities
    Maturities and calls of securities available for sale                                 8,819              7,000
    Maturities of securities held-to-maturity                                                 -                250
    Purchase of securities available for sale                                           (12,552)           (16,524)
    Proceeds from sale of securities available for sale                                     646                499
    Net (increase) decrease in loans                                                        432             (4,402)
    Purchase of premises and equipment                                                     (816)                (2)
                                                                               -----------------  -----------------
             Net cash provided by (used in) investing activities                         (3,471)           (13,179)
                                                                               -----------------  -----------------

Cash flows from financing activities
    Increase (decrease) in demand deposits, NOW
      accounts and savings deposits                                                      (2,365)               913
    Increase (decrease) in time deposits                                                   (862)             2,636
    Proceeds from sale of common stock                                                        -              4,023
    Repurchase of common stock                                                                -                (15)
    Increase in securities sold under agreement to repurchase                             1,816              1,922
                                                                               -----------------  -----------------
             Net cash provided by (used in) financing activities                         (1,411)             9,479
                                                                               -----------------  -----------------
             Net change in cash and cash equivalents                                     (4,939)            (3,820)

Cash and cash equivalents, beginning of period                                           14,375              9,587
                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                     $            9,436 $            5,767
                                                                               =================  =================

Supplemental disclosures of cash flow information Cash payments for:
      Interest                                                                            1,089                916
      Income taxes                                                                           32                  -

Supplemental schedule of noncash investing activities
    Unrealized gain (loss) on securities available for sale                                (325)               175
Notes to financial statements are an integral part of these statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation. The consolidated financial statements included herein have been prepared by Heritage Bancorp, Inc. (the "Company"), without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year. The consolidated statements include the accounts of Heritage Bancorp, Inc. and its subsidiary, The Heritage Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

(2) Accounting Policies. The interim financial information should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from estimates.

(3) Earnings Per Share. The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                  September 30, 1999        September 30, 1998
                                                             Per Share                 Per Share
                                                 Shares       Amount       Shares       Amount
---------------------------------------------- ------------ ------------ ------------ ------------
Basic earnings per share                         2,294,617        $ .07    1,714,071        $ .09
Effect of dilutive securities: Stock options        29,455                    20,190
Diluted earnings per share                       2,324,072        $ .07    1,734,261        $ .09


(4) Holding Company Formation. On October 1, 1998, the Heritage Bank became a wholly-owned subsidiary of Heritage Bancorp, Inc., a newly formed stock holding company, pursuant to an agreement and plan of reorganization approved by the Bank's shareholders on August 26, 1998. Upon completion of the reorganization, holders of the Bank's common stock became holders of Heritage Bancorp, Inc. common stock in a share for share exchange. The common stock of Heritage Bancorp, Inc. trades on the Nasdaq SmallCap Market under the symbol "HBVA."

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The following discussion of the financial condition and results of operations of Heritage Bancorp, Inc. (the "Company"), a Virginia corporation, should be read in conjunction with the Company's financial statements and 1998 annual report on form 10-KSB. Results reflect the operations of the Company and The Heritage Bank, the Company's wholly owned subsidiary (the "Bank"), a Virginia chartered commerical bank, during the nine months ended September 30, 1999 and 1998.

         The Bank is the only independent financial institution headquartered in McLean, Virginia. Established in 1987, the Bank operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. (formerly Independent Banks of Virginia, Inc.) until 1992 when it became an independent bank. The Bank is a well-capitalized, profitable community bank dedicated to financing small to medium sized business and consumer needs in its market area. The Bank also is committed to providing personalized quality service to its customers by tailoring its products and services to appeal to its local market. The Bank currently operates two full-service offices and engages in a broad range of lending and deposit services aimed at individual and commercial customers in the McLean area of Fairfax County, Virginia and the Sterling area of Loudoun County.

         The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of individual and commercial loans. The Bank's commercial activities include providing checking accounts, money market accounts and certificates of deposit to small and medium sized businesses. The Bank also provides credit services, such as lines of credit, term loans, construction loans, and letters of credit, as well as real estate loans and other forms of collateralized financing. The Bank's products include checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, installment accounts, construction and other personal loans, home improvements loans and other consumer financing.

         On May 18, 1998, the Bank closed a secondary offering of 805,000 shares of its common stock, par value $1.00 per share (the "Offering"), at $5.50 per share, raising $4.4 million in gross proceeds. After offering expenses and underwriting commission, the Bank received $4,012,204 in new capital from the offering.

         The selected financial ratios and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Unaudited Financial Statements of the Company and Notes thereto presented elsewhere in this report.

                             SELECTED FINANCIAL DATA
                                                                 For the Nine Months Ended
                                                         September 30, 1999       September 30, 1998
                                                         ------------------       ------------------
(dollars in thousands , unaudited)
Summary of operating results:
Total interest income                                         $  3,263                  $  2,759
Total interest expense                                            1,092                      921
                                                              ---------                 --------
Net interest income                                               2,171                    1,838
Provision for loan losses                                            18                      102
                                                              ---------                 --------
Net interest income after provision for loan losses               2,153                    1,736
Other income                                                        150                      102
Other expenses                                                    2,059                    1,673
                                                              ---------                 --------
Income before taxes                                                 244                      165
Income tax expense(1)                                                79                        3
                                                              ---------                 --------
Net income                                                    $     165                 $    162
                                                              =========                 ========

Per share:
Basic earnings per share                                      $    0.07                 $   0.09
Diluted earnings per share                                    $    0.07                 $   0.09
Book value at period end                                      $    3.84                 $   3.92
Common shares outstanding                                     2,294,617                2,294,617

Balance sheet data (at period end):                       September 30, 1999         December 31, 1998
                                                          ------------------         -----------------

Loans, net of unearned interest                                $29,186                   $29,610
Allowance for loan losses                                          437                       429
Total assets                                                    63,198                    64,776
Total deposits                                                  50,215                    53,442
Total stockholders' equity                                       8,803                     8,928

Performance and asset quality ratios:
Return on average total assets (3)                                 .36%                     0.26%
Return on average stockholders' equity (3)                        2.54                      1.79
Average stockholders' equity to average total assets             14.28                     14.47
Non-accrual and past due loans to total loans                     1.12                      1.35
Allowance for loan losses to total loans                          1.50                      1.45
Net yield                                                         3.90                      3.87
Net interest margin(2)                                            5.05                      5.09

(1) At December 31, 1998, the Company had available approximately $129,000 of an operating loss carryforward which could be offset against future income. In 1999, the operating loss carryforward has been fully utilized.
(2) Net interest margin is calculated as net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(3)      Annualized for the nine months ended September 30, 1999.

 Comparison of Financial Condition at September 30, 1999 and December 31, 1998.
 ------------------------------------------------------------------------------

         As of September 30, 1999 the Company's total assets were $63,198,000 as compared to $64,776,000 as of December 31, 1998 which represented a decrease of 2.4%. The 1999 decline in total assets of $1,578,000 was primarily due to the loss of funds provided by a one time $8,000,000 deposit into attorneys escrow accounts at the end of fiscal year 1998. These funds were withdrawn the first week of January 1999 decreasing total deposits. Total deposits decreased by 6.0% or $3,227,000 to $50,215,000 at September 30, 1999 from $53,442,000 at December
31, 1998.

         Repurchase agreements at September 30, 1999 were $4,103,000 or 79.4% greater than the December 31, 1998 balance of $2,287,000. The Bank increased the offering of repurchase agreements for customers with larger short term funds.

         Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and cash due from banks at September 30, 1999 totaled $9,436,000 compared to $14,375,000 at December 31, 1998, representing a decrease of $4,939,000, or 34.4%. Federal funds sold represented $850,000 of the decrease with cash and due from banks decreasing $4,089,000. The decrease in due from banks was attributable to large clearing balances at the Federal Reserve at December 31, 1998.

         Securities available for sale increased $3,199,000 or 16.1% to $23,023,000 at September 30, 1999 from $19,824,000 at December 31, 1998. This investment in securities was made to increase the yield on earning assets as compared to the lower yield of Federal Funds Sold.

         Net loans were $28,749,000 at September 30, 1999 as compared to $29,181,000 at December 31, 1998. This decrease of $432,000 or 1.5% was primarily due to usual pay down on loans and increased competition for new loans.


Results of Operations for the Three Months Ended September 30, 1999 and 1998.
-----------------------------------------------------------------------------

         Net income. The Company reported a net loss for the three months ended September 30, 1999 of $27,000 or ($.01) basic and diluted earnings per share as compared to the $39,000 net loss or ($.02) basic and diluted earnings per share for the same period of 1998. The net loss represents an increase of $12,000 or 30.8% in net income from September 30, 1998 as compared to the same period of 1999. The Company had used all of its loss carryforward for tax purposes at the end of 1998. The net loss for the third quarter ended September 30, 1999 was created by an adjustment of $46,000 to federal income taxes to reflect this change in tax position as compared to $1,000 for the third quarter ended September 30, 1998.

         Net interest income. Net interest income is the difference between interest earned on loans, investment securities and short term investments, and the interest paid on deposits and repurchase agreements. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits and repurchase agreements, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. Net interest income for the quarter ended September 30, 1999 increased $21,000 or 3.2% over the same quarter of 1998.

         Non-interest income. During the three month period ended September 30, 1999 non-interest income increased $42,000 over the same period of 1998. This increase resulted from increased overdraft and return check charges, loan service fees and other commission fees such as ATM fees and merchant discount fees.

         Non-interest expense. In the third quarter of 1999 non-interest expenses increased $99,000 or 15.4% over the same period of 1998 due to increased operational and facility costs due to the Sterling branch which opened in April of 1999 and additional space rented for operational expansion at the Main office address in 1999. These increased leases raised rental expense by

$49,000 for the three months ended September 30, 1999 as compared to the same period of 1998. Additional salaries of $41,000 due to increase employees at the Sterling branch also contributed to the increased non-interest expenses for the quarter.

         Provision for loan losses. In view of the loan growth for 1999 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $5,000 was made for loan losses in the third quarter of 1999. The allowance for loan losses at September 30, 1999 was 1.50% of outstanding loans. A provision of $98,000 was made for loan losses in the third quarter of 1998 to return the reserve for loan losses to an acceptable level. The reserve had been reduced due to a charge resulting from the settlement of a law suit. At September 30, 1998 the allowance for loan losses was 1.45% of outstanding loans. The level of the allowance for loan losses is based upon management's review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

         Income Taxes. The Company recognized a net income tax expense of $46,000 in the third quarter of 1999, as compared to $1,000 in the same period of 1998. A net operating loss carryforward of the Company became completely utilized for accounting purposes by June 30, 1999.


Results of Operations for the Nine Months Ended September 30, 1999 and 1998.
----------------------------------------------------------------------------

         Net income. The Company reported net income for the nine months ended September 30, 1999 of $165,000 or $.07 basic and diluted earnings per share as compared to $162,000 net income or $.09 basic and diluted earnings per share for the same period of 1998. The net income represents an increase of $3,000 or 1.9% in net income from September 30, 1998 as compared to the same period of 1999.

         Net interest income. Net interest income is the difference between interest earned on loans, investment securities and short term investments, and the interest paid on deposits and repurchase agreements. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits and repurchase agreements, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. Net interest income for the nine months ended September 30, 1999 increased $333,000 or 18.1% over the same nine months of 1998. Although total loans, the highest yielding earning asset, decreased, the mix of earning assets and interest bearing liabilities created increased net interest income.

         Non-interest income. During the nine month period ended September 30, 1999 non-interest income increased $48,000 over the same period of 1998. This increase resulted from increased overdraft and return check charges, loan service fees and other commission fees such as ATM fees and merchant discount fees.

         Non-interest expense. During the nine month period ended September 30, 1999 non-interest expenses increased $386,000 or 23.1% over the same period of 1998. This increase was partially due to increased operational and facility costs of the Sterling branch that opened in April of 1999 and additional space rented for operational expansion at the Main office address in 1999. These increased leases raised occupancy and equipment expense by $111,000 for the nine months ended September 30, 1999 as compared to the same period of 1998. Additional salaries and benefits of $103,000 due to the increase in employees of the Sterling branch also contributed to the increased non-interest expenses for the quarter. Incentive bonuses of $52,000 were paid to employees during the nine months ended September 30, 1999. Salaries and benefits increased partially due to $15,000 in severance pay to Bank employees during 1999. Other expenses increased by $105,000 caused by legal fees and consultant fees in connection with a possible branch location in Great Falls, Virginia. Other expenses were also affected by $40,000 of non-loan charge-offs, of which a large part was the payment due under the terms of a lawsuit settled in March 1999.

         Provision for loan losses. In view of the loan balances for 1999 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $18,000 was made for loan losses in the nine months ended September 30, 1999. A provision of $102,000 was made for loan losses in the nine months ended September 30, 1998 to return the reserve for loan losses to an acceptable level. The reserve had been reduced due to a charge resulting from the settlement of a lawsuit. The allowance for loan losses at September 30, 1999 was 1.50% of outstanding loans. At September 30, 1998 the allowance for loan losses was 1.45% of outstanding loans. The level of the allowance for loan losses is based upon management's review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary. Additions may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

         Income Taxes. The Company recognized a net income tax expense of $79,000 in the first nine months of 1999, as compared to $3,000 in the same period of 1998. A net operating loss carryforward of the Company became completely utilized for accounting purposes by June 30, 1999.

Loan Quality
------------

         The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank seeks to rely primarily on the cash flow of its borrowers as the principal source of repayment. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of September 30, 1999, the Company had loans for $326000 in non-accrual or 90 days past due as compared to $838,000 in non-accrual or 90 days past due as of September 30, 1998.

         For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company made a provision for loan losses for the nine months ended September 30, 1999 of $18,000 as compared to $102,000 in the same period of 1998. The Bank's total loan balances decreased with no decreases in the loan quality and therefore management determined the above provision was more than adequate.

         As of September 30, 1999, the allowance for loan losses was 1.50% of outstanding loans, which was an increase from September 30, 1998 percentage of 1.45%. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         An analysis of the allowance for loan losses is as follows:

         Loan Loss Reserve

         Balance at December 31, 1998       $429,000
         Provision for loan losses            18,000
         Charge-offs                         (20,000)
         Recoveries                           10,000
                                            --------
         Balance at September 30, 1999      $437,000
                                            ========

Capital Resources
-----------------

         Stockholders' equity was $8,803,000 as of September 30, 1999 as compared to $8,928,000 as of December 31, 1998. The $125,000 decrease, or 1.4%, was partially due to a $290,000 reduction in the unrealized gain on investment securities available-for-sale which was offset by net income of $165.000. No dividends have been declared by the Company since its inception. In addition, no options under the Stock Option Plan have been exercised during 1999.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of September 30, 1999 and December 31, 1998. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.


Liquidity and Interest Rate Sensitivity
---------------------------------------

         The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest-sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate repricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

         In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variations in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rate prices on the earning asset portfolio and certain interest-bearing liabilities to keep it in line with management's expectations relative to market interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

         The Bank's Executive Committee that oversees the asset/liability management function meets periodically to monitor and manage the structure of the balance sheet, control interest rate exposure, and evaluate pricing strategies for the Company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

         Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $23,023,000 and $19,824,000 as of September 30, 1999 and December 31, 1998.

Year 2000 Issues

         The year 2000 problem centers on the inability of computer systems to recognize the "00" digits as 2000 rather than 1900. Like most financial service providers, the Bank may be significantly affected due to the nature of financial information. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results.

         In addition, noninformation technology systems, such as telephones, copiers and elevators may contain embedded technology which controls its operations and which may be affected by the year 2000 problem. Thus, even these technology systems may affect the normal operations of the Company upon the arrival of the year 2000.

         To address the year 2000 problem, the Bank hired an outside consultant to assess the impact on the Bank. Because the Bank outsources its data processing operations, a significant component of the year 2000 plan is working with external vendors to test and certify their systems as year 2000 compliant. The Bank's external vendors have surveyed their programs to inventory the necessary changes and have substantially completed or completed the corrections to the applicable computer programs and replaced equipment so that the Bank's information systems will be year 2000 compliant prior to the year 2000. The Bank has devoted substantial time to the testing of the upgraded systems in order to comply with all applicable regulations.

         The Company's timetable for working on the year 2000 problem is divided into the following five phases:

Phase                   Description                                              Status
----------------------- -------------------------------------------------------- ------------------
1.  Awareness           Define the problem.                                      Completed 11/1/97

2.  Assessment          Identify all systems and the criticality of systems   .  Completed 6/1/98

3.  Renovation          Program  enhancements,  hardware and software            Completed 6/30/99
                        upgrades, system replacements, and vendor
                        certifications.

4.  Validation          Test and verify system changes.                          Completed 12/30/98

5.  Implementation      Components certified as year 2000                        Completed 6/30/99
                        compliant and moved to production.

         Contingency Planning. The Bank has a contingency plan to keep the Bank in operation in the event that some year 2000 problems have been overlooked and system malfunctions occur at the turn of the century. This plan was developed by the Bank's outside consultant with the help of management. The Company has developed contingency or alternate plans for its mission critical systems on a department by department basis in anticipation of potential unplanned system difficulties or third-party failures at January 1, 2000 or dates beyond. However, the Bank understands that certain events beyond its control such as extended power outages and loss of telecommunications, may diminish its ability to provide minimum levels of service. Failure of these services will affect companies, individuals and the government, and cannot be remedied by anyone other than the responsible party. For some systems, contingency plans consist of using or reverting to manual systems until the problems can be corrected.

         While the Company expects to complete its year 2000 project in a timely manner, it cannot guarantee that the systems of companies with whom it conducts business, will also be completed in a timely manner. The failure of these entities to adequately address the year 2000 problem could adversely affect the Company's ability to conduct business.

         Costs. The Company currently estimates its total direct and indirect cost will be $35,000. To date, the Company has spent $31,000 on year 2000 issues. The costs of the project and the date on which the Bank plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. In addition, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems would not have a material adverse effect on the Bank.

Financial Services Modernization Bill
-------------------------------------

         In October 1999, the U.S. Congress overwhelmingly passed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The legislation has been forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers,
(ii) provide a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumer information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank systems,
(vi) modify the laws governing the implementation of the Community Reinvestment Act and (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         Bank holding companies, such as the Company, would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

         We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Stockholders of Heritage Bancorp, Inc. was held on September 9, 1999. The following eight directors were elected to serve the designated staggered terms or until their successors have been elected.

                                                             Votes Cast  :
                                                     ---------------------------
         Director                 Term Expires:         For             Witheld
         --------                 -------------      ---------          -------
         Ronald W. Kosh             2000             1,876,335           93,026
         George P. Shafran          2000             1,873,179           96,182
         Terrie G. Spiro            2000             1,877,037           92,324
         George K. Degnon           2001             1,876,235           93,126
         Kevin P. Tighe             2001             1,868,443          100,918
         Stanley I. Richards        2002             1,876,235           93,126
         Harold E. Lieding          2002             1,872,411           96,950
         Philip F. Herrick, Jr.     2002             1,856,562          112,799

In addition the appointment of Yount, Hyde & Barbour, P.C., as the Company's independent public auditors for the fiscal year ending December 31, 1999 was ratified by 1,945,924 for votes, 15,198 against and 8,239 abstained.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits required by Item 601 Regulation S-K:

         Exhibit 27:       Financial Data Schedule

B.       Reports on Form 8-K:
         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HERITAGE BANCORP, INC.
(Registrant)


                                    BY: /s/Terrie G. Spiro ,
                                       ----------------------------
                                             Terrie G. Spiro, President, Chief
                                             Executive Officer, and Director

                                    BY: /s/Janet A. Valentine,
                                       ----------------------------
                                             Janet  A. Valentine, Secretary,
                                             Executive Vice President and Chief
                                             Financial Officer
Date: November 12, 1999