Form 10KSB
period 1999-12-31
HERITAGE BANCORP INC /VA/
filed 2000-03-30
CIK 1065304

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File No.: 000-24933

                             HERITAGE BANCORP, INC.
                 (Name of Small Business Issuer in its charter)

          VIRGINIA                                  54-1914902

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                1313 DOLLEY MADISON BLVD., MCLEAN, VIRGINIA 22101
                    (Address of principal executive offices)
                                 (703) 356-6610
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The revenues for the issuer's fiscal year ended December 31, 1999 are $4,603,158.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 20, 2000: $6,103,394.38.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 2,294,617 shares outstanding as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    ----       ---

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

       ITEM 1.  BUSINESS.................................................... 3
       ITEM 2.  PROPERTIES..................................................16
       ITEM 3.  LEGAL PROCEEDINGS...........................................16
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........17

PART II

       ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.........................................17
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................18
       ITEM 7.  FINANCIAL STATEMENTS........................................35
       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.........................35

PART III

       ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
                AND PRINCIPAL OFFICERS OF THE COMPANY.......................35
       ITEM 10. EXECUTIVE COMPENSATION......................................37
       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..................................................42
       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............43
       ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K......................43

       AUDITED FINANCIAL STATEMENTS........................................F-1

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; and depositor and borrower preferences.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Heritage Bancorp, Inc. (the "Company"), a Virginia corporation, is the holding company for The Heritage Bank (the "Bank"), a Virginia chartered commercial bank. On October 1, 1998, the Company acquired all of the capital stock of the Bank and the shareholders of the Bank became shareholders of the Company in a share for share exchange under a plan of reorganization approved by the Bank's shareholders on August 26, 1998, whereby the Bank became the wholly-owned subsidiary of the Company (the "Reorganization"). The Company's sole business activity is ownership of the Bank. The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "HBVA." At December 31, 1999, the Company had total assets of $59.9 million, total deposits of $48.0 million and total stockholders' equity of $8.6 million. Net income for the year ended December 31, 1999 was $182,000, an increase of $49,000 from net income of $133,000 for the comparable period in 1998. Basic earnings per share for the year ended December 31, 1999 were $0.08 ($0.08 per share, assuming dilution), up from $0.07 per share ($0.07 per share, assuming dilution) for the year ended December 31, 1998. Unless otherwise disclosed, the information presented in this Annual Report on Form 10-KSB represents the activity of the Bank for the period prior to October 1, 1998 and the activity of the Company consolidated thereafter. Unless the context otherwise requires, all references to the Bank or the Company include the Company and the Bank on a consolidated basis.

     The Bank is the only independent financial institution headquartered in McLean, Virginia. Established in 1987, the Bank operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. (formerly Independent Banks of Virginia, Inc.), until 1992 when it became an independent bank. The Bank is a well-capitalized, profitable community bank dedicated to financing small business and consumer needs in its market area and providing personalized "hometown" quality service to its customers by tailoring its products and services to appeal to a local market. The Bank currently operates two full-service offices in McLean and Sterling, Virginia and engages in a broad range of lending and deposit services aimed at individual and commercial customers in Fairfax and Loudoun Counties, Virginia. A third branch in Tysons Corner, Virginia is projected to open May 2000, subject to regulatory approvals. The Bank closed its secondary offering of common stock (the "Offering") in which it sold 805,000 shares of common stock to the public at a per share price of $5.50, resulting the raising of net proceeds to the Bank of approximately $4.1 million in May, 1998.

     The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of individual and commercial loans primarily in the McLean area, as well as in Fairfax and Loudoun counties. The Bank's commercial activities include providing checking accounts, money market accounts and certificates of deposit to small and medium-sized businesses. The Bank also provides credit services, such as lines of credit, term loans, construction loans, and letters of credit, as well as real estate loans and other forms of collateralized financing. The Bank's personal services include checking accounts, NOW accounts, savings accounts, certificates of deposit, installment loans, construction and other personal loans, home improvement loans, automobile and other consumer financing.

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

     The Bank's profitability is also affected by the level of other non-interest income and operating expenses. Other income consists primarily of service fees, loan servicing and other loan fees and gains on sales of investment securities. Operating expenses consist of salaries and benefits, occupancy-related expenses, and other general operating expenses.

     The operations of the Bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered, strength of the economy and other factors affecting loan demand and the availability of funds.

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

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management and outside directors to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used.

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

MARKET AREA

     The Bank currently has one office serving the McLean area of Fairfax County, Virginia, as well as a branch office in Sterling, Virginia, which primarily serves Loudoun County, Virginia ("Sterling Branch"). From this office, the Bank serves its customers, many of whom own businesses or reside in the McLean/Great Falls area of Northern Virginia, which is located eight miles west of Washington, DC. The remainder of the Bank's customers reside primarily in other communities in Fairfax, Arlington and Loudoun counties.

     McLean resides in the northernmost part of Fairfax County, Virginia, by most measures, the wealthiest county in Virginia. Fairfax County's labor force of 523,863 ranks eleventh out of the twenty largest U.S. cities and ninth in number of residents that can be employed. The employment industries with the largest share of the Fairfax County market are Services with 40% of the market and Trade with 23% of that market. Both of these areas contain customers that fit well into the small to medium sized businesses the Bank serves. Fairfax
County is also home to many information technology firms including UUNet and PSINet. It is estimated that nearly one-half of all international Internet traffic flows through one of the Fairfax-based access providers.

     McLean is home to the Central Intelligence Agency, McLean's largest employer, and the Federal Home Loan Mortgage Corporation. The Bank provides financial services to the many professional service firms, including lawyers, accountants, consultants and engineers. Fairfax County also includes the Tysons Corner area, an office and commercial district that is home to a significant number of high-technology employers. Major employers in Tysons Corner include INOVA Health Systems, EDS, SAIC and AT&T. Tysons Corner is also home to two major shopping centers and several major hotels. The Bank's projected new branch will service this area.

     With the opening of the Sterling branch, the Bank has expanded its market area to include a significant portion of Loudoun County, one of the fastest growing counties in the United States. According to Loudoun county's Department of Economic Development in January 2000, the county has one of the fastest growing populations and employment bases in the country with the average income per household of $93,769. This area is experiencing significant economic growth as a result of the expansion of the Dulles International Airport technology corridor and the influx of "high-tech" companies from Fairfax County. The Loudoun County market is predominately residential with a healthy mix of retail, service activities and light industry.

     The Sterling branch is located in the CountrySide Shopping and Professional Center, a 350,000 square foot retail/professional/medical campus near the entrance to the 2,500 unit CountrySide residential community that is home to over 12,000 persons. The Bank believes that development now taking place along the Route 7 and Route 28 corridors, coupled with the rapid population growth in eastern Loudoun County, will provide the Bank with the opportunity to expand its consumer and small business services.

COMPETITION

     The Bank operates in the highly competitive environment of Fairfax County, as well as in Loudoun County, Virginia. It competes for deposits and loans with commercial banks, savings and loans, credit unions and other financial institutions, including non-bank competitors such as loan companies, insurance companies and large securities firms. Many of these organizations possess substantially greater financial and technical resources than the Bank.

     In Fairfax County, the Bank commands 0.39% of the market, according to the most recent survey of deposits by the Federal Deposit Insurance Corporation ("FDIC"). Seventeen banks with 31 branches operate in the greater McLean area and 17 of these branches are located in proximity to the Bank in the McLean Central Business District.

     The market is mature and the growth of deposits and loan demand has slowed in recent years. While it can produce stable earnings from its operations in the McLean office, the Bank believes the future growth of the Bank will be in expansion to other parts of Northern Virginia.

     There are numerous commercial banks located in Loudoun County. A number of mortgage companies along with several non-bank financial institutions also compete in the area. All are full-service banks and provide a wide array of bank products and services like The Heritage Bank. The Bank believes that it will enjoy a competitive advantage due to its local community bank orientation and reputation for providing personalized service to its customers.

     With the opening of the Sterling branch in April 1999, the Bank expected to increase its deposit base, which in turn increased the funds available for loans and other profitable opportunities for the Bank. While the Bank will continue to experience a competitive environment in Fairfax and Loudoun counties, there still exist opportunities to establish new branches in those areas where significant population increases and economic growth are occurring. One of those opportunities is the planned opening in May 2000 of the Tysons Corner branch, pending regulatory approvals, and the deposit and loan base is expected to continue to grow.

EMPLOYEES

     At December 31, 1999, the Bank had thirty full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Bank considers relations with its employees to be good.

FEDERAL TAXATION

     General. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. For federal income tax purposes, the Company and the Bank, as members of the same affiliated group, file consolidated income tax returns on a December 31 fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's "base year reserve", and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Company and the Bank have not been subject to the AMT during the past five years.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

o repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

o    provides  a  uniform  framework  for  the  functional   regulation  of  the
     activities of banks, savings institutions and their holding companies;

o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

o provides an enhanced framework for protecting the privacy of consumer information;

o adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

o    modifies  the  laws   governing   the   implementation   of  the  Community
     Reinvestment Act; and

o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

     We do not believe that the Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

REGULATION OF THE BANK

     The Bank is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Virginia State Corporation Commission ("SCC"). In addition, as a state member bank, the Bank is regulated and supervised by the FRB, which serves as its primary federal regulator, and is subject to certain regulations promulgated by the FDIC. The SCC and the FRB conduct regular examinations of the Bank, reviewing the adequacy of its loan loss reserves, the quality of its loans and investments, the propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the FRB semi-annual reports containing detailed financial statements and schedules.

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

     Banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under
Section 22(h), loans to a director, an executive officer or a greater than 10% stockholder of a bank as well as certain affiliated interests of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000, or 5% of capital and surplus but in any event over $500,000, to directors, executive officers and greater than 10% stockholders of a bank, and their respective affiliate, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to other persons. Regulation O also prohibits a depository institution from paying the overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

     Community Reinvestment. Under the Community Reinvestment Act, any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FRB, in connection with its examination of a state member bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

     Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

o a lending test, to evaluate the institution's record of making loans in its service areas;

o    an investment  test, to evaluate the  institution's  record of investing in
     community   development   projects,   affordable   housing,   and  programs
     benefitting low or moderate income individuals and businesses; and

o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

     The Community Reinvestment Act requires the FRB to provide a written evaluation of an institution's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's Community Reinvestment Act rating. The Bank received a
"satisfactory" rating in its last Community Reinvestment Act examination conducted by the FRB.

     Safety and Soundness Standards. Pursuant to the requirements of FDIC Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

     Uniform Real Estate Lending Standards. Under the FDIC Improvement Act, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

o for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

o for land development loans, or loans for the purpose of improving unimproved property prior to the erection of structures, the supervisory limit is 75%;

o for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

o for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

o for loans secured by other improved property, for example, farmland, completed commercial property and other income-producing property including non-owner occupied, one- to four-family property, the limit is 85%.

     Although no supervisory loan-to-value limit has been established for owner-occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     Deposit Insurance. Pursuant to FDIC Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution's state supervisor.

     An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed.

A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

     Under the Deposit Insurance Funds Act of 1996 the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the Bank Insurance Fund, such as Cambridgeport Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for Bank Insurance Fund-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund. The annual rate of assessments for the payments on the Financing Corporation bonds for the quarterly period beginning on January 1, 1999 was 0.0122% for Bank Insurance Fund-assessable deposits and 0.0610% for Savings Association Insurance Fund-assessable deposits.

     Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

CAPITAL REQUIREMENTS

     The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") requires the Federal Reserve to take "prompt corrective action" with respect to any insured depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the Federal Reserve to take supervisory action in certain circumstances. Under these regulations, an insured depository institution is considered well-capitalized if it has a Total Risk-based Capital ratio of 10.0% or greater, a Tier 1 Risk-based Capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An insured depository institution is considered adequately capitalized if it has a Total Risk-based Capital ratio of 8.0% or greater, a Tier I Risk-based Capital ratio and Leverage ratio of 4.0% or greater (or a Leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. An insured depository institution is considered undercapitalized if it has a Total Risk-based Capital ratio that is less than 8.0%, a Tier 1 Risk-based Capital ratio that is less than 4.0%, or a Leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a Total Risk-based Capital ratio that is less than 6.0%, a Tier 1 Risk-based Capital ratio that is less than 3.0%, or a Leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 1999, the Bank was classified as well-capitalized. The Bank's Tier 1 and Total Risk-based Capital ratios as of December 31, 1999 were 23.3% and 24.4%, respectively.

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

FEDERAL RESERVE SYSTEM

     Under Federal Reserve Board regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $44.3 million or less, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.3 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

REGULATION OF HOLDING COMPANY

     Federal Regulation. The Company is as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. As of December 31, 1999, the Company's Total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

     Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDIC Improvement Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "- Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

     As a bank holding company, the Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

     A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

     In addition, a bank holding company which does not qualify as a financial holding company under the Act is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

o    making or servicing loans;

o    performing certain data processing services;

o    providing discount brokerage services;

o    acting as fiduciary, investment or financial advisor;

o    leasing personal or real property;

o making investments in corporations or projects designed primarily to promote community welfare; and

o    acquiring a savings and loan association.

     Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if:

o    each of its depository institution subsidiaries is "well capitalized";

o    each of its depository institution subsidiaries is "well managed";

o    each  of  its   depository   institution   subsidiaries   has  at  least  a
     "satisfactory" Community Reinvestment Act rating at its most recent examination; and

o the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

     Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired as a separate subsidiary a depository institution in addition to the Bank.

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.    PROPERTIES

     The principal office of the Bank is located at 1313 Dolley Madison Boulevard, McLean, Virginia where the Bank leases approximately 11,182 square feet in an office building. All of the Bank's administrative and customer service facilities are at this location. The lease was for an initial term of ten years, beginning July 1988, with three 5 year renewal options and expires in 2008. The current monthly rent is $21,101.

     The Bank also entered into a lease for its Sterling Branch in Sterling, Virginia at 46005 Regal Plaza Dr. #180. The lease is for ten years with one five year renewal option.

     On March 16, 2000, the Bank entered into a long-term lease for its Tyson's branch pending regulatory approval. If all approvals are received as anticipated the lease will expire in 2006.

     The Bank also owns a parcel of land in Great Falls, Virginia, which it is holding for future bank use.

ITEM 3.    LEGAL PROCEEDINGS

     In the normal course of its operations, the Company and the Bank from time to time are party to various legal proceedings. Based upon information currently available, and after consultation with its counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on Company's or the Bank's business, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq SmallCap Market and quoted under the symbol "HBVA." Prior to its secondary offering of 805,000 shares on May 18, 1998 (the "Offering") and commencement of trading on the Nasdaq SmallCap Market, the common stock of The Heritage Bank traded on the OTC Bulletin Board on a limited basis. The Bank's common stock traded as Company common stock when the Reorganization became effective in October 1998, prior to the end of the Company's 1998 fiscal year.

     At December 31, 1999, the last trading date in the Company's fiscal year, the Company's common stock closed at $3 11/16. At March 24, 2000, there were 2,294,617 shares of the Company's common stock outstanding, which were held of record by approximately 2,000 stockholders.

     The Board of Directors has not paid a cash dividend since its incorporation. The Board of Directors may consider the payment of cash dividends dependant on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors. There are significant regulatory limitations on the Company's ability to pay dividends depending on the dividends it receives from its subsidiary, the Bank, which is subject to regulations and the Bank's continued compliance with all regulatory capital requirements and the overall health of the institution. See Note 16 to the Notes to the consolidated financial statements for a discussion of the regulatory restrictions on dividends.

     The table below shows the high and low sales price as quoted on the Nasdaq SmallCapMarket during the periods indicated.

                                                              Price Range ($)
                                                              ---------------
                         Quarter Ended                        High       Low
                         -------------                        ----       ----
Fiscal Year ended December 31, 1999:
   First Quarter ended March 31, 1999 .................       3 3/4       3 1/2
   Second Quarter ended June 30, 1999 .................       4 9/6       3
   Third Quarter ended September 30, 1999 .............       4           3
   Fourth Quarter ended December 31, 1999 .............       4           3
Fiscal year ended December 31, 1998:
   Second Quarter ended June 30, 1998 .................       6 3/4       4 3/4
   Third Quarter ended September 30, 1998 .............       5 1/2       3 3/4
   Fourth Quarter ended December 31, 1998 .............       4 3/4       3 1/2

     Based on information available to the Bank from a limited number of sellers and purchasers of the Bank's common stock prior to the Offering, the Bank believes that the selling price for the Bank common stock ranged from $4.00 to $4.625 from January 1, 1998 through March 31, 1998.

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

RESULTS OF OPERATIONS

     The Bank's operating results depend primarily upon its net interest income, the difference between the interest earned on its interest-bearing assets (loans and investment securities) and the interest paid on interest-bearing liabilities (deposits and securities sold under agreement to repurchase). Operating results are significantly affected by provisions for loan losses, other income and operating expenses. Each of these factors is significantly affected not only by the Bank's policies, to varying degrees, but general economic and competitive conditions and by policies of state and federal regulatory authorities.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND 1998

     As of December 31, 1999, the Company's total assets were $59.9 million, as compared to $64.8 million at December 31, 1998, which represents a decrease of $4.9 million, or 7.5%. The 1999 decline in total assets was primarily due to the loss of funds provided by a one time $8.0 million deposit into attorneys escrow accounts at the end of fiscal 1998. These funds were withdrawn the first week of January 1999 in the normal course of business, decreasing total deposits. Total deposits decreased by $5.4 million to $48.0 million at December 31, 1999, as compared to $53.4 million at December 31, 1998. Adjusting for the $8.0 million in escrow deposits, total assets at December 31, 1999 increased $3.1 million over December 31, 1998 and total deposits increased $2.6 at December 31, 1999 as compared to December 31, 1998.

     Securities Sold under Agreements to Repurchase at December 31, 1999 were $3.0 million or 31.2% greater than the December 31, 1998 balance of $2.3 million. The Bank increased the offering of repurchase agreements for customers with larger short term funds in fiscal 1999. Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and cash due from banks at December 31, 1999 totaled $2.7 million, compared to $14.4 million at December 31,1998, representing a decrease of $11.7 million, or 81.4%. Federal funds sold represented $8.6 million of the decrease with cash and due from banks decreasing $3.2 million. Increased loan production and the decrease of deposits in January 1999 was the primary cause for the decrease in federal funds sold.

     Securities available for sale increased $4.2 million, or 21.3%, to $24.1 million at December 31, 1999 from $19.8 million at December 31, 1998. This investment in securities was made to increase the yield on earning assets as compared to the lower yield of federal funds sold.

     Net loans were $31.3 million at December 31, 1999 as compared to $29.2 million at December 31, 1998. This net increase of $2.1 million, or 7.2%, was primarily due to the change in lending officers prior to year end and the new customer relationships developed by the new lending officers.

     Stockholders' equity at December 31, 1999 was $8.6 million, as compared to $8.9 million at December 31, 1998, representing a decrease of $330,000, or 3.7%. This decline was primarily due to an increase in the unrealized loss net of income taxes on the available for sale security portfolio due to market declines.

     The Company's return on average assets was 0.30% and its return on average equity was 2.06% in fiscal year 1999. The Bank's return on average assets was 0.26% and its return on average equity was 1.79% in fiscal year 1998.

     The Bank is required to meet certain capital requirements as established by the Federal Reserve Board. At December 31, 1999 and 1998, the Bank met all capital adequacy requirements to which it was subject.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Income. Net income for the year ended December 31, 1999 was $182,000, an increase of 36.4% from $133,000 for the same period of 1998. Net income per basic and diluted share increased 14.3% to $.08 from $.07 for the same period of 1998. The increase in net income for the year ended December 31, 1999 as compared to the same period of 1998 was primarily the result of increases in net interest, which were partially offset by increases in non-interest expenses. In addition, the allowance for loan losses was considered adequate without additional provision expense for 1999, due to an improvement in the quality of the loan portfolio as compared to year end 1998. In 1998, the net operating loss carryforward was fully utilized. This change in tax status created a $133,000 variance in tax expense. Net income before taxes for the year ended December 31, 1999 increased 195.7% to $275,000 as compared to $93,000 for the same period of 1998.

     Interest Income. Interest income totaled $4.4 million for the year ended December 31, 1999, an increase of $615,000, or 16.3%, from $3.8 million for the year ended December 31, 1998. The increase in interest income was primarily due to a $304,000 increase in interest on increased loan balances and an increase of $296,000 on securities available for sale.

     Interest Expense. Total interest expense increased $167,000, or 13.1%, from $1.3 million for the year ended December 31, 1998 to $1.4 million for the year ended December 31, 1999. Increased interest expense was due to a shift from balances in non-interest deposits to interest bearing deposits and securities sold under agreements to repurchase.

     Net Interest Income. Net interest income is the difference between interest earned on loans, investment securities and short term investments, and the interest paid on deposits and repurchase agreements. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits and repurchase agreements, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. Net interest income for the year ended December 31, 1999 increased $448,000, or 18.0%, from $2.5 million for the year ended December 31, 1998 to $2.9 million for the year ended December 31, 1999. The increase in net interest income is primarily due to the growth in the loan portfolio.

     Non-interest income. During the year ended December 31, 1999, non-interest income increased $85,000 over the same period in 1998. This increase resulted from increased overdraft and return check charges, loan service fees and other commission fees such as ATM fees and merchant discount fees. The Bank also had a gain on the sale of other real estate of $57,000 in fiscal 1999, a nonrecurring item.

     Non-interest Expense. During the year ended December 31, 1999, non-interest expenses increased $468,000, or 19.3%, over the same period of 1998. This increase was partially due to increased operational and facility costs of the Sterling branch that opened in April 1999 and additional space rented for operational expansion at the main office address in McLean during 1999. These increased leases raised occupancy and equipment expense by $196,000 for the year ended December 31, 1999, as compared to fiscal 1998. Salaries and employee benefits expense increased by $398,000, from $1.1 million for the year ended December 31, 1998 to $1.5 million for the year ended December 31, 1999. This increase is due, in part, to the increase in employees at the Sterling branch. Incentive bonuses of $52,000 were also paid to employees during the year ended December 31, 1999. Salaries and benefits increased partially due to $15,000 in severance pay to Bank employees during 1999. Other expenses decreased by $126,000, or 11.8%, from $1.1 million for the year ended December 31, 1998 to $943,000 for the year ended December 31, 1999. This decrease is due primarily to a decrease in professional fees, which was partially offset by an increase in business development fees paid in connection with a possible branch location in Great Falls, Virginia. Other expenses were also affected by $42,000 of non-loan charge-offs, of which a large part was the payment due under the terms of a lawsuit settled in March 1999.

     Provision for Loan Losses. In view of the loan balances for 1999, and the improvement in the Bank's loan portfolio, no provision was made for loan losses in the year ended December 31, 1999. A provision of $117,000 was made for loan losses in the year ended December 31, 1998 to return the reserve for loan losses to an acceptable level. The reserve had been reduced due to a charge resulting from the settlement of a lawsuit. The allowance for loan losses at December 31, 1999 was 1.33% of outstanding loans. At December 31, 1998, the allowance for loan losses was 1.45% of outstanding loans. The level of the allowance for loan losses is based upon management's review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary. Additions may be necessary based on changes in economic and real estate market condition, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

     Income Taxes. The Company recognized a net income tax expense of $93,000 for the year ended December 31, 1999, as compared to a tax benefit of $41,000 for the year ended December 31, 1998. This increase in income tax expense for the year ended December 31, 1999 is primarily due to the fact that a net operating loss carryforward of the Company became completely utilized for accounting purposes by January 1, 1999.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Income. Net income for the year ended December 31, 1998 decreased $437,000 to $133,000, or $0.07 basic earnings per share ($0.07 per share, assuming dilution), from net income of $570,000, or $0.45 basic earnings per share ($0.44 per share, assuming dilution) for the year ended December 31, 1997. The decrease in net income was primarily due to loan loss from a bankruptcy during the third quarter totaling $141,456, an increase in stockholder expenses of $89,944 incurred in connection with the formation of the holding company, an increase in legal fees of $175,000 incurred in defending lawsuits and the $25,000 settlement of a lawsuit plus a $25,000 loss due to a robbery. The expenses associated with the formation of the holding company, the opening of the Sterling branch in Sterling, Virginia, and the legal fees incurred in connection with the settlement of a lawsuit are nonrecurring items and are not expected to have an impact on the long-term profitability of the Bank.

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

     Interest income totaled $3.7 million for the year ended December 31, 1998, an increase of $509,000 or 15.6% from $3.2 million from the year ended December 31, 1997. The increase in interest income was due to a $108,000 increase in interest on federal funds sold and an increase of $302,000 on securities available for sale. Loan interest income also increased by $99,000. The increase in interest on securities available for sale was the result of the Bank investing the funds received from the sale of stock in the Offering in investment bonds. The increase in federal funds sold interest was the result of the increase in deposits. The increase in interest income on loans was the result of an increase in the loan portfolio, due to the ability of the Bank to increase its legal lending limit as a result of proceeds received in the Offering and favorable interest rates in fiscal 1998.

     Interest Expense. Total interest expense increased $162,000, or 14.6%, from $1.1 million for the year ended December 31, 1997 to $1.3 million for the year ended December 31, 1998. This increase was primarily due to the $3.1 million increase in the average balance of interest-bearing liabilities from $30.2 million for the year ended December 31, 1997 to $33.3 million for the year ended December 31, 1998.

     Net Interest Income. Net interest income increased by $349,000, or 16.3%, from $2.1 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998.

     The Bank's net interest margin (net interest income expressed as a percentage of total average interest-earning assets) decreased to 5.09% for the year ended December 31, 1998 compared to 5.25% for the year ended December 31, 1997. The Bank's interest spread (the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities) was 3.87% and 4.29% for the years ended December 31, 1998 and 1997, respectively.

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1998 was $117,000 as compared to $3,825 for the year ended December 31, 1997. This increase was necessary due to a loss on a loan in connection with a bankruptcy and the need to replenish some of the reserves used.

     Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

     Non-interest Income. Non-interest income consists primarily of service charges and fees associated with the Bank's loan and savings accounts and gains on the sale of securities. Non-interest income for the year ended December 31, 1998 was $137,000, representing a decrease of $44,000 from the non-interest income of $181,000 for the year ended December 31, 1997. This decrease was caused primarily by a $47,000 decrease in gains on the sale of government securities.

     Non-interest Expense. Non-interest expense consists primarily of operating expenses for compensation and related benefits, occupancy, federal insurance premiums and operating assessments, and equipment expenses.

     Non-interest expense increased $585,000, or 31.9%, from $1.8 million for the year ended December 31, 1997 to $2.4 million for the year ended December 31, 1998. This increase was due in part to an increase in salaries and employee benefits expense of $121,000 or 12.7% from $953,000 for the year ended December 31, 1997 to $1,074,000 for the year ended December 31, 1998. Other operating expenses increased by $489,000 or 84.3% from $580,000 to $1,069,000 for the years ended December 31, 1997 and 1998, respectively. This increase was due to settlement of a lawsuit of $108,800, loss on a bankruptcy of $141,456, legal fees of $175,732 incurred in defending a lawsuit, expenses associated with the formation of the holding company of $89,944 and the $25,000 loss in a robbery.

     Income Taxes. The Bank had an income tax benefit of $41,000 for the year ended December 31, 1998 compared to a benefit of $85,000 in 1997. At December 31, 1998, the Bank had effectively used all of its operating loss carryforwards. The Bank expects to have tax expense for the fiscal year 1999.

PERFORMANCE RATIOS AND PER SHARE DATA

     The table below presents per share data regarding the Company and the Bank, as well as performance and asset quality ratios for the time periods indicated.


                             SELECTED FINANCIAL DATA
                    As of and for the Year Ended December 31,
                (Dollars in thousands, except for per share data)

                                       1999             1998            1997           1996            1995
                                    ---------        ---------       ---------     ----------      ----------
PER SHARE DATA
   Net income, basic                $    0.08        $    0.07       $    0.45     $     0.32      $     0.15
   Net income, diluted                   0.08             0.07            0.44           0.32            0.15
   Cash dividends                          --               --              --             --              --
   Dividend Payout ratio                   --               --              --             --              --
   Book value at period end              3.75             3.89            3.18           2.84            2.52
   Common shares outstanding        2,294,617        2,294,617       1,489,636      1,249,634       1,249,634
PERFORMANCE AND ASSET
QUALITY RATIOS
   Return on average assets              0.30%            0.26%           1.33%          0.87%           0.46%
   Return on average equity              2.06%            1.79%          15.24%         12.05%           5.89%
   Average stockholders'
    equity to average total assets      14.49%           14.47%           8.74%          7.19%           7.74%
   Non-accrual and past due
    loans to total loans                 0.00%            1.35%           0.98%          1.85%           2.93%
   Allowance for loan losses
    to total loans                       1.33%            1.45%           2.71%          2.45%           2.81%
   Net yield                             4.07%            3.87%           4.29%          3.69%           3.96%
   Net interest margin                   5.16%            5.09%           5.25%          4.54%           4.93%

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

   AVERAGE BALANCES, INTEREST INCOME AND EXPENSES AND AVERAGE YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                        Years ended December 31,


                                                1999                            1998                            1997
                                   ---------------------------------   ------------------------------  ----------------------------
                                                 INTEREST    AVERAGE               INTEREST   AVERAGE             INTEREST  AVERAGE
                                   AVERAGE       INCOME/      YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE   INCOME/   YIELD/
                                   BALANCE       EXPENSE      RATE      BALANCE     EXPENSE    RATE      BALANCE   EXPENSE    RATE
                                   -------       -------    --------   ---------   ---------  -------    -------  --------  -------
EARNING ASSETS:
Loans receivable(1)                $ 29,383      $2,690         9.15%  $ 25,978     $ 2,386      9.18%   $24,533   $ 2,286     9.32%
Investment securities, taxable       22,583       1,414         6.26     18,208       1,118      6.14     13,432       816     6.08
Federal funds sold                    5,523         277         5.02      4,830         262      5.42      2,867       154     5.37
                                    -------     -------                --------    --------             --------     -----
Total earning assets                 57,489       4,381         7.62     49,016       3,766      7.68     40,832     3,256     7.97
--------------------                -------     -------                --------    --------             --------     -----

NON-EARNING ASSETS:
Cash and due from banks               2,141                               1,691                            1,649
Other assets                          1,329                                 802                              414
                                   --------                           ---------                         --------
Total non-earning assets              3,470                               2,493                            2,063
                                   --------                           ---------                         --------
Total assets                       $ 60,959                            $ 51,509                         $ 42,895
                                   ========                           =========                         ========

INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing demand (NOW)
 deposits                            $7,387     $  130          1.76%  $ 5,696      $  133       2.33%  $  5,073      $113     2.23%
Money market deposits                11,808        350          2.96    10,875         363       3.34     10,377       330     3.19
Savings deposits                      3,250         90          2.77     3,298          97       2.94      3,369        99     2.94
Time deposits                        15,373        772          5.02    12,424         640       5.15     11,196       561     5.01
Repurchase agreements                 2,675         97          3.63     1,069          39       3.65        159         7     4.40
                                    -------     ------                 -------      ------               -------      ----
Total interest-bearing
 liabilities                         40,493      1,439          3.55    33,362       1,272       3.81     30,174      1,111    3.68
                                    -------     ------                 -------      ------               -------      -----
NON-INTEREST-BEARING LIABILITIES:
Demand deposits                      11,522                             10,546                             8,829
Other liabilities                       114                                149                               145
                                    -------                             ------                             -----
Total non-interest-bearing
 liabilities                         11,636                             10,695                             8,974
                                    -------                             ------                             -----
Stockholders' equity                  8,830                              7,452                             3,747
                                    -------                             ------                             -----
Total liabilities and
 stockholders' equity              $ 60,959                           $ 51,509                          $ 42,895
                                   ========                           ========                          ========
Interest spread                                                 4.07%                           3.87%                         4.29%
Net interest margin                            $ 2,942          5.12%             $ 2,494       5.09%              $ 2,145    5.25%
                                               =======                            =======                          =======

----------------------
(1) Non-accrual loan balances are included in the calculation of average balances.

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

                            RATE AND VOLUME ANALYSIS
                             (DOLLARS IN THOUSANDS)


                                                       Year Ended                         Year Ended
                                                    December 31, 1999                  December 31, 1998
                                                       Compared To                       Compared To
                                                    December 31, 1998                  December 31, 1997
                                                Increase (Decrease) Due to          Increase (Decrease) Due to
                                              -----------------------------     -------------------------------
                                               Rate      Volume      Total       Rate       Volume      Total
                                              ------   ---------   --------     --------   ---------  --------
INTEREST EARNED ON:
Loans receivable, net......................    $  29      $  275     $  304      $  (34)      $  134     $ 100
Investment securities, taxable.............       22         274        296           8          294       302
Federal funds sold.........................      (16)         31         15           1          107       108
                                              ------   ---------   --------     --------   ---------  --------
  Total interest income....................       35         580        615         (25)         535       510
                                              ------   ---------   --------     --------   ---------  --------

INTEREST PAID ON:
Interest-bearing (NOW) deposits............       14         (17)        (3)          5           15        20
Money market deposits......................      (53)         40        (13)         16           17        33
Savings deposits...........................       (6)         (1)        (7)         --           (2)       (2)
Time deposits..............................      (16)        148        132          15           63        78
Securities sold under agreement to
  repurchase...............................       --          58         58          --           32        32
                                              ------   ---------   --------     --------   ---------  --------
  Total interest expense...................      (61)        228        167          36          125       161
                                              ------   ---------   --------     --------   ---------  --------
        Net interest income..............      $  96  $    352    $    448    $    (61)   $    410    $    349
                                              ======   =========   ========     ========    ========  ========

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

     The Bank evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy and other financial and business risk factors. The Bank uses a static gap model and a computer simulation to measure the effect on net interest income of various interest rate scenarios over selected time periods. The gap can be managed by repricing assets or liabilities, selling investments available for sale, replacing an asset or liability prior to maturity or adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing during the same time interval helps to reduce the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

     As of December 31, 1999, the Bank's static one-year cumulative gap to total interest-sensitive assets position was a negative 23.8% and the Bank was, therefore, in an asset-sensitive position. It is the Bank's goal to control the mix and rate sensitivity of assets and liabilities such that the revolving gap (the gap is less than one year) will not exceed 10% (positive or negative) of assets.

     The following table illustrates the interest sensitivity gap position of the Bank as of December 31, 1999 (focusing only on repricing schedules, not fixed versus variable rates). This table presents a position as of a particular day, which position changes continually and is not necessarily indicative of the Bank's position at any other time.

                          INTEREST SENSITIVITY ANALYSIS
                                December 31, 1999
                             (Dollars in thousands)

                                                                    MATURING OR REPRICING IN:
                                                                    -------------------------
                                                     3 MONTHS        4-12    1 TO 5        MORE THAN
                                                      OR LESS       MONTHS    YEARS         5 YEARS       TOTAL
                                                    ---------    ---------   -------       ---------     -------
INTEREST-SENSITIVE ASSETS:
   Federal funds sold .........................      $     --    $      --   $    --        $    --      $    --
   Loans (1)...................................        12,732        4,611    11,367          2,979       31,689
   Securities..................................            --          508    21,962          1,585       24,055
                                                    ---------    ---------   -------        -------      -------
         Total interest-sensitive assets.......        12,732        5,119    33,329          4,564       55,744
                                                    =========    =========   =======        =======      =======
INTEREST-SENSITIVE LIABILITIES:

   Certificates of deposit > $100,000..........        1,395         1,831     1,513             --        4,739
   Certificates of deposit < $100,000...........       1,715         4,272     4,671             --       10,658
   Super NOW accounts/Money Market deposit            18,888            --        --             --       18,888
   Securities sold under agreement to repurchase       3,001            --        --             --        3,001
                                                    --------     ---------   -------        -------      -------
         Total interest-sensitive liabilities....     24,999         6,103     6,184             --       37,286
                                                    ========     =========   =======        =======      =======

Period gap.......................................   $(12,267)    $   (984)   $27,145        $ 4,564      $18,458

Cumulative gap...................................   $(12,267)    $(13,251)   $13,894        $18,458
Ratio of cumulative interest-
     sensitive liabilities to interest-sensitive
     asset                                             196.3%       174.2%      72.9%          66.9%
                                                       ======       ======      =====          =====

(1)   Excludes non-accrual loans.
(2) Non-certificate deposit accounts are shown as repricing within the 3 month or less time frame, although the Bank believes, based on historical experience, that such deposits are less interest sensitive.

                         ANALYSIS OF FINANCIAL CONDITION

Loan Portfolio

     The loan portfolio is the largest category of the Bank's earning assets and is comprised of commercial real estate loans, commercial loans, home equity loans, construction loans, consumer loans and participation loans with other financial institutions. The primary markets in which the Bank makes loans include Fairfax and Loudoun Counties, Virginia. The mix of the loan portfolio is weighted toward loans secured by real estate and commercial loans. In management's opinion, there are no significant concentrations of credit with particular borrowers engaged in similar activities.

     Net loans consist of total loans minus the allowance for loan losses, unearned discount. The Bank's net loans at December 31, 1999 were $31.3 million, representing a 7.1% increase over net loans of $29.2 million at December 31, 1998. Loan volume increased in 1999 due to the Bank's ability to make larger loans as a result of the increase in the Bank's legal lending limit from the Offering. Gross loans increased 23.8% in 1998 from a balance of $23.4 million at December 31,1997. The average balance of total loans as a percentage of average earning assets was 51.1% for December 31, 1999, down from 53.0% for December 31,1998. The average balance of total loans as a percentage of average earnings assets was 60.1% for 1997.

     In the normal course of business, the Bank makes various commitments to meet the financing needs of its customers and incurs certain contingent liabilities , including standby letters of credit and commitments to extend credit. At December 31, 1999, commitments for standby letters of credit totaled $92,300 and commitments to extend credit totaled $10.6 million. Commitments for standby letters of credit totaled $182,000 and $191,000 for the years ended December 31, 1998 and 1997, respectively. Commitments to extend credit totaled $8.7 million and $6.7 million for the years ended December 31, 1998 and 1997.

     The following table summarizes the composition of the Bank's loan portfolio at the periods indicated:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                                            December 31,
                           ------------------------------------------------------------------------------------------

                            1999               1998              1997                1996              1995
                           ------             ------            ------              ------            ------
                           Amount   Percent   Amount  Percent   Amount   Percent    Amount  Percent   Amount  Percent
                           ------   -------   ------  -------   ------    =-----    ------  -------   ------  -------
Real estate:
   Mortgage.............  $24,653      77.8% $24,077   81.3%   $17,532      75.0%  $19,524     77.5%  $18,735     76.9%
   Constructition.......    1,157       3.6      441    1.5        448       1.9       633      2.5       147      0.6
Commercial..............    4,372      13.8    3,789   12.8      4,191      17.9     4,210     16.7     4,526     18.6
Consumer................    1,507       4.8    1,306    4.4      1,219       5.2       835      3.3      938       3.9
                          -------            -------           -------             -------           -------
Loan, gross.............   31,689     100.0%  29,610  100.0%    23,390     100.0%   25,202    100.0%   24,346    100.0%
                          -------            -------           -------             -------           -------
Less: allowance for
   loan losses..........     (421)              (429)             (634)               (617)             (685)
                          -------            -------           -------             -------           -------
Loans, net..............  $31,268            $29,181           $22,756             $24,585           $23,661
                          =======            ========          =======             =======           =======

     The following table sets forth certain information with respect to the Bank's non-accrual, restructured and past due loans, as well as foreclosed assets, for the periods indicated.

                              NON-PERFORMING ASSETS
                             (Dollars in thousands)

                                                                        Years Ended December 31,
                                                   -----------------------------------------------------------------
                                                        1999        1998         1997         1996         1995
                                                   -----------------------------------------------------------------
Non-accrual loans..................................      --         $395         $222         $465         $445
Real estate owned..................................      --          263          263          263          300
                                                                     ---         ----         ----          ---
  Total non-performing loans......................       --          658         485          728           745
                                                                     ===         ====         ====          ===
Loans past due 90 or more days accuring interest..       --          --          7            --            268
Non-performing loans to total loans, at period end       0.0%        1.3%        0.9%         1.8%          1.8%
Non-performing assets to period end asses..........      0.0%        1.0%        1.1%         1.6%          1.6%
Non-performing assets: total loans
    and other real estate owned....................      0.0%        2.2%        2.1%         2.9%          3.0%

     The amount of interest on non-accrual loans which would have been recorded as income under the original terms of such loans was approximately $0, $26,800 and $34,300 for the years ended December 31, 1999, 1998 and 1997, respectively. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.

     In addition to the nonaccrual loans, past due loans, and other real estate owned listed above, loans totaling $1.7 million or 5.4% of total loans at December 31, 1999 were either internally classified or specially mentioned, require more than normal attention, and are potential problem loans. These potential problem loans represent a decrease from $2.5 million of potential problem loans, or 8.4% of total loans, at December 31, 1998. The decrease is related primarily to the Bank's efforts to improve loan quality.

LOAN MATURITY

     The following table shows the contractual maturity at December 31, 1999. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments.

                     MATURITY AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                                 At December 31, 1999

                               One Year                Over One Year
                                Or less              Through Five Years                     over Five Years

                                               Fixed Rate        Floating Rate      Fixed Rate      Floating Rate
                                               ----------        -------------      ----------      -------------
Commercial                      $1,271           $1,858              $398              $--               $138
Real Estate-construction        $1,157               --                --               --                 --

ALLOWANCE FOR LOAN LOSSES

     In originating loans, the Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Bank maintains an allowance for loan losses based upon, among other things, such factors as changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Bank's portfolios. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and after considering the net realizable value of any collateral for the loan.

     Management actively monitors the Bank's asset quality in a continuing effort to identify potential loans that would be charged against the allowance for loan losses and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The Bank's allowance for loan losses was $421,000, or 1.33% of total loans, as of December 31, 1999 and $429,000, or 1.45% of total loans, as of December 31, 1998.

     Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. The Bank expects to grow its loan portfolio and believes it will add to thee reserves in the allowance for loan losses to mirror the growth in the loan portfolio.

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

     An analysis of the allowance for loan losses, including charge-off activity, is presented below:

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                                 Years Ended December 31,
                                         ---------------------------------------------------------------------------
                                              1999           1998            1997          1996           1995
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year..........       $ 429          $ 634           $ 617         $ 685          $1,164

CHARGE-OFFS:
Commercial............................          20            332               8            70             360
Real estate...........................          --             --              50            34             158
Consumer..............................          --              7               3             5               2
                                             -----          -----           -----          ----          ------
Total loans charged off...............          20            339              61           109             520
                                             -----          -----           -----          ----          ------
RECOVERIES:
Commercial............................           6             13              60            15              32
Real estate...........................           3             --              14            26              96
Consumer..............................           3              4              --            --              --
                                             -----          -----           -----          ----          ------
Total recoveries......................          12             17              74            41             128
                                             -----          -----           -----          ----          ------
Net charge-offs (recoveries)..........           8            322             (13)           68             392
                                             -----          -----           -----          ----          ------
Provision for (recovery of)
loan losses...........................          --            117               4            --             (87)
                                             -----          -----           -----          ----          ------
Balance at end of year................       $ 421          $ 429           $ 634          $617          $  685
                                             =====          =====           =====          ====          ======
Ratio of net charge-offs
(recoveries to average loans
outstanding...........................        0.03%          1.24%           (.05)%         .28%           1.49%
Ratio of allowance for loan
losses to loans at year-end...........        1.33%          1.45%           2.71%          2.45%          2.81%

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

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                               December 31,
                        -------------------------------------------------------------------------------------------------
                               1999                1998              1997               1996               1995
                               ----                ----              ----              -----               ----
                         Amount   Percent(1) Amount   Percent(1) Amount  Percent(1) Amount   Percent(1) Amount   Percent(1)
Commercial............    $ 60     14.3%     $ 82      12.8%      $109      17.9%    $105     16.7%      $ 88       18.6%
Real Estate
Mortgage and
Contruction...........     351     83.3%      334      82.8%       502      76.9%     492     80.0%       560       77.5%
Consumer..............      10      2.4%       13       4.4%        23       5.2%      20      3.3%        37        3.9%
                          ----               ----                 ----               ----                ----
Total Allowance for
Loan Losses...........    $421               $429                 $634               $617                $685
                          ====               ====                 ====               ====                ====

-----
(1) Represents percentage of loans in each category to total loans.

INVESTMENT ACTIVITIES

     The Bank is required to maintain an amount of liquid assets appropriate to its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At December 31, 1999, the Bank's liquidity ratio was 52.05%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

     The following table summarizes the carrying value of securities for the dates indicated:

                              SECURITIES PORTFOLIO
                             (Dollars in thousands)

                                                                           December 31,
                                                                   ------------------------------
                                                                   1999         1998        1997
AVAILABLE FOR SALE:

    U.S. treasury and other government agencies..............     $22,273     $17,333     $ 9,828
    State, county and municipal..............................       1,007       1,685       1,854
    Other....................................................         755         806         112
                                                                  -------     -------     -------
    Total available for sale.................................      24,055      19,824      11,794
                                                                  -------     -------     -------
HELD TO MATURITY:
  U.S. treasury and other government agencies................          --          --         250
                                                                  -------     -------     -------
    Total held to maturity...................................          --          --         250
                                                                  -------     -------     -------
  Total securities...........................................     $24,055     $19,824     $12,044
                                                                  ========    =======     =======

     The following table sets forth the maturity distribution and weighted average yields of the investment portfolio at December 31, 1999. The weighted average yields are calculated on the basis of the book value of' the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

                   INVESTMENT PORTFOLIO - MATURITY AND YIELDS
                             (Dollars in thousands)


                                                                      1 Year          5 Years           After
                                                 1 Year or less     To 5 Years      To 10 Years        10 Years
MATURITY DISTRIBUTION:
U.S. Agency Issues............................      $   --           $20,983          $ 945             $ 375
Municipal Issues..............................         509               498             --                --
Other Corp Securities.........................          --               510             --                --
Federal Reserve Bank Stock....................          --                --             --               265
                                                    ------           -------          -----             -----
  Total Maturity Distribution.................      $  509           $21,961          $ 945             $ 640
                                                    ------           -------          -----             -----
WEIGHTED AVERAGE YIELD:
U.S. Agency Isses.............................          --              6.45%          6.18%             9.23%
Municipal Issues..............................       10.43%             6.69%            --                --
Other Crop Securities.........................          --              6.37%            --                --
Federal Reserve Bank Stock....................          --                --             --              6.00%
  Total.......................................       10.43%             6.45%          6.18%             7.89%
                                                    ======           =======          =====             =====
Total Portfolio Weighted Average Yield........        6.56%

DEPOSITS

     The Bank primarily uses deposits to fund its loans and investment portfolio. The Bank offers a variety of deposit accounts to individuals and small to medium-sized businesses. Deposit accounts include checking, savings, escrow accounts, money market and certificates of deposit. Certificates of deposit in amounts of $100,000 or more totaled $4.7 million at December 31, 1999. Many of these deposits are from long-standing customers and, therefore, are believed by the Bank's management to be as stable as, and for all practical purposes, no more rate sensitive than, core deposits.

     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)

                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                         1999                    1998                   1997
                                                  -------------------   --------------------     -------------------
                                                  Average     Average     Average    Average     Average     Average
Interest-bearing deposits:                        Balance      Rate       Balance      Rate      Balance      Rate
  NOW accounts..............................      $ 7,387      1.76%    $ 5,696        2.33$     $ 5,073      2.23%
  Money market savings......................       11,808      2.96      10,875        3.34       10,377      3.19
  Regular savings...........................        3,250      2.77       3,298        2.94        3,369      2.94
  Certificates of deposit...................       15,373      5.02      12,424        5.14       11,196      5.01
                                                  -------               -------                  -------
  Total interest-bearing deposiuts..........      $37,818      3.55%    $32,293        3.82%     $30,015      3.68%
Non-interest-bearing deposits...............       11,522                10,546                    8,829
                                                  -------               -------                  -------
Total deposits..............................      $49,340               $42,839                  $38,844
                                                  =======               =======                  =======

     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1999:

            MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
--------------------------------------------------------------------------------

                       Maturity Period                    Amount     Percent
                       ---------------                    ------     -------
         3 months or less.....................            $1,395       29.44%
         Over 3 months to 6 months............               852       17.98
         Over 6 months to 12 months...........               979       20.66
         Over 12 months.......................             1,513       31.93
                                                          ------       -----
         Total................................            $4,739      100.00%
                                                          ======      ======

SHORT-TERM BORROWINGS

     The Bank occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. The Bank has several arrangements under which it may purchase funds. For the periods ended December 31, 1999 and 1998, the expense for federal funds purchased totaled approximately $0 and $7,000, respectively.

CAPITAL REQUIREMENTS

     The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

     Management believes that the Bank's capital position, as of December 31, 1999, exceeds all regulatory minimums. The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. "Tier 1 Capital" is defined as a combination of common and qualifying preferred stockholders' equity less goodwill. "Tier 2 Capital" is defined as qualifying subordinated debt and a portion of the allowance for loan losses. "Total Capital" is defined as Tier 1 Capital plus Tier 2 Capital. Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk weighing and the resulting total is risk-weighted assets. "Tier 1 Risk-based Capital" is Tier 1 Capital divided by risk-weighted assets. "Total Risk-based Capital" is Total Capital divided by risk-weighted assets. The Leverage Ratio is Tier 1 Capital divided by total average assets. See "Supervision and Regulation--Capital Requirements."

     The following table shows the Bank's capital ratios and the minimum ratios currently required by the Federal Reserve to be well-capitalized:

                                 CAPITAL RATIOS

                                                           December 31,               Regulatory
                                               ----------------------------------        Minimum
                                               1999           1998          1997
Tier 1 Risk-based Capital................      23.3%          24.5%         17.4%            4.0%
Total Risk-based Capital.................      24.4           25.7          18.6             8.0
Leverage ratio...........................      14.7           17.2          11.0             4.0

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

     As of December 31, 1999, cash, federal funds sold, held-to-maturity investment securities maturing within one year and available-for-sale securities represented 52.05% of deposits and other liabilities compared to 61.23% at December 31, 1998 and 52.51% at December 31, 1997. See "-- Interest
Sensitivity." At December 31, 1999, based upon the Bank's investment policy, approximately 100% of total investment securities were available for sale, and were primarily invested in U.S. Treasury and agency securities. See "--

Investment Activities." Asset liquidity is also provided by managing loan maturities. At December 31, 1999, approximately 85.8% or $27.2 million of loans would mature or reprice within a one-year period.

     The following table summarizes the Bank's liquid assets for the periods indicated:

                            SUMMARY OF LIQUID ASSETS
                             (Dollars in thousands)

                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                   1999               1998              1997
                                                                   ----               ----              ----
Cash and due from banks...................................        $ 2,667            $ 5,824            $ 1,987
Federal funds sold........................................             --              8,550              7,600
Available-for-sale securities, at fair value..............         24,055             19,824             11,794
                                                                  -------            -------            -------
Total liquid assets.......................................        $26,722            $34,198            $21,381
                                                                  =======            =======            ========
Deposits and other liabilities............................        $51,341            $55,848            $40,719
Ratio of liquid assets to deposits and other liabilities..          52.05%             61.23%             52.51%

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

ACCOUNTING MATTERS

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Because the Company does not use these derivative instruments and strategies, management does not expect the adoption of this Statement to have any effect on earnings or financial position.

ITEM 7. FINANCIAL STATEMENTS

     Financial Statements are included as pages F-1 through F-27 to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS

     The following lists the Board of Directors of the Company:

                                                                      Position(s) Held with the        Director
Name                               Age(1)        Term Expires                Company(1)                Since(2)
-------------------------------- ----------- --------------------- -------------------------------- ----------------
Ronald W. Kosh                       54              2000                     Director                   1998
George P. Shafran                    72              2000                   Vice Chairman                1997
Terrie G. Spiro                      43              2000                President, CEO and              1999
                                                                              Director
George K. Degnon                     59              2001                     Director                   1993
Kevin P. Tighe                       55              2001                     Director                   1994
Stanley I. Richards                  63              2002                     Director                   1996
Harold E. Lieding                    63              2002                     Chairman                   1990
Philip F. Herrick, Jr.               59              2002                     Director                   1987

(1)  As of December 31, 1999.
(2) Includes service as a director of the Bank prior to the formation of the Company in 1998.

     Set forth below is certain information regarding the directors and executive officers of the Company. Unless otherwise indicated, each director and executive officer has held his or her current position for the last five years.

     RONALD W. KOSH is Vice President and Division Manager of AAA MidAtlantic, Inc., Fairfax, Virginia. Mr. Kosh was General Manager of the American Automobile Association, Inc., Fairfax, Virginia, from 1985 to 1997.

     GEORGE P. SHAFRAN is a business consultant to a number of varied clients. He is also involved in several partnerships and is the chairman of the AAA MidAtlantic Advisory Board. He is president of Geo. P.

Shafran & Associates, Inc., a consulting firm in McLean, Virginia. Mr. Shafran serves as Vice Chairman of the Company and has served as Vice Chairman of the Board of Directors of the Bank since August 1998.

     TERRIE G. SPIRO is President and Chief Executive Officer of the Company and the Bank, positions she has held since October 1999. Prior to that, she served as a consultant to the Board of Directors of the Company and the Bank. She is the founding President and Chief Executive Officer of Tysons National Bank and Tysons Financial Corporation, its publicly-traded holding company. In March 1998, Tysons Financial Corporation was acquired in a stock for stock transaction by another public company, Mainstreet Financial Corporation. In April 1998, Ms. Spiro resigned under her "change of control" provision then served as a consultant for Riggs National Bank. Prior to 1988, when Ms. Spiro began the organizational efforts for Tysons National Bank, she was the Senior Vice President and Chief Lending Officer of Century National Bank in Washington, D.C. Ms. Spiro is also an active member in several local community organizations, including the United Way and the Fairfax County Chamber of Commerce.

     GEORGE K. DEGNON is president of Degnon Associates, Inc., a company that provides organizational management services to national and international health and medical associations, in McLean, Virginia.

     KEVIN P. TIGHE is a senior partner in the law firm of Tighe, Patton, Tabackman and Babbin in Washington, D.C. Mr. Tighe is also the owner and Chairman of the Board of Directors of the McLean Racquet and Health Club in McLean, Virginia.

     STANLEY  I.  RICHARDS  is  the  Chairman  and  President  of  the  Richards
Corporation,   a  company  engaged  in  the  manufacture  and  sale  of  imagery interpretation equipment and aircraft galley equipment in Sterling, Virginia.

     HAROLD E. LIEDING is a senior partner in the law firm of Lieding and Anderson, P.C., in McLean, Virginia, has practiced law in McLean since 1970. Mr. Lieding is a member of the Fairfax Bar Association and the McLean Bar Association. Mr. Lieding is the Chairman of the Board of the Company and the Bank.

     PHILIP F. HERRICK, JR. is the owner of Herrick Holdings, which engages in investments and real estate management in Northern Virginia.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the non-director executive officers of the Company and/or the Bank:

--------------------------------------------------------------------------------

            Name                 Age      Position(s) Held With the Company and the Bank
            ----                 ---      ----------------------------------------------
John P. Carroll                   48      Executive Vice President and Chief Operating Officer
Janet A. Valentine                48      Executive Vice President and Chief Financial Officer

     The principal occupation and business of the non-director executive officers is set forth below:

     JOHN P.  CARROLL  joined  the  Bank in  July,  1999 as the  Executive  Vice
President and Chief Operating Officer. Mr. Carroll was previously Vice President/Marketing Officer of Fremont Financial Corporation. He was employed at Tysons National Bank from 1993 to 1998 as the Senior Vice President and Chief Credit Officer. Mr. Carroll's banking career began over 20 years ago at Maryland National Bank and has included various positions and responsibilities.

     JANET A. VALENTINE joined the Bank in September, 1999 as the Executive Vice President and Chief Financial Officer. Ms. Valentine was previously the founding Senior Vice President and Chief

Financial Officer of Alliance Bank from April 1998 to September 1999. She was employed at Tysons National Bank as Senior Vice President and Chief Financial Officer from February 1996 to April 1999 and at Patriot National Bank from April 1991 to February 1996. Ms. Valentine has over 25 years banking experience and obtained her CPA in the District of Columbia.

     The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation, retirement or removal by the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the Securities and Exchange Commission (the "SEC") reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

     Directors' Fees. Currently, each outside director of the Company receives the following fees:

     o    $250 per month; and

     o $100 per committee meeting attended, with an annual payment cap of $600.

     In 2000, directors fees increased to $500 per month and $100 per committee meeting with an annual payment cap of $700. Members of the executive committee receive $750 per month.

     Outside Directors of the Company are also eligible to receive options under the Company' stock option plans. See --Stock Ownership of Certain Beneficial Owners and Management" for the number of stock options granted to each director.

SUMMARY COMPENSATION TABLE

     The following table sets forth cash and noncash compensation for the fiscal years ended December 31, 1999, 1998 and 1997 awarded to or earned by the Company's and the Bank's Chief Executive Officer. No other officers received total compensation in excess of $100,000 in such years.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                       Annual Compensation(1)                       Compensation
--------------------------------------------------------------------------------------------------------------
    Name and Principal                                            Other Annual         Awards         All Other
       Positions(2)           Year    Salary($)    Bonus($)     Compensation ($)    Options (#)    Compensation ($)
Terrie G. Spiro,              1999       80,000     28,000            --               8,000(3)        10,000(5)
President and Chief
Executive Officer
John T. Rohrback,             1999        8,558         --            --                  --           15,585(6)
Former President and          1998      100,000         --            --                  --           10,228(4)
Chief Executive Officer       1997      100,000     10,000            --                  --            3,829



(1) Under Annual Compensation, the column titled "Salary" includes base salary, amounts deferred under the Bank's 401(k) plan (but not matching contributions from the Bank) and payroll deductions for health insurance under the Bank's health insurance plan.

(2) Effective October 1, 1999, Ms. Spiro has been serving as President and Chief Executive Officer of the Bank and the Company. Effective January 25, 1999, Mr. Rohrback's employment with the Bank terminated. He had served as the President and Chief Executive Officer of the Bank since July of 1996.

(3) Ms. Spiro received an option to purchase 5,000 shares of Company common stock, which is fully exercisable and an option to purchase 3,000 shares of Company common stock, which will vest on the first anniversary date of Ms. Spiro's employment with the Bank.

(4) This amount includes (a) the use of the vehicle provided by the Bank valued at $8,126 and $3,325 for the years ended December 31, 1998 and 1997, respectively; (b) the amount of insurance premiums paid by the Bank on behalf Mr. Rohrback in the amounts of $600 and $504 for the years ended December 31, 1998 and 1997, respectively; and (c) contributions made by the Bank to Mr. Rohrback's 401(k) Plan account in the amount of $1,502 in 1998 for the fiscal year ended December 31, 1997;

(5) Executive expense allowance of $10,000 for the fiscal year ended December 31, 1999 to be used for auto, country club dues, disability insurance and other expenses.

(6) This amount represents severance pay received by Mr. Rohrback upon his resignation.

                               STOCK OPTION PLANS

     The Company's 1998 Outside Directors Stock Option Plan (the "Directors Option Plan") and the Company's 1998 Employee Incentive Stock Option Plan (the "Employee Option Plan," together with the Directors Option Plan, the "Stock Option Plans") were adopted by the Board of Directors of the Bank and approved by its shareholders at the 1998 Annual Meeting. The purpose of the Stock Option Plans is to promote the growth of the Company, the Bank and other affiliates by linking the incentive compensation of officers, key executives and directors with the profitability of the Company. The Stock Option Plans are not subject to ERISA and are not tax-qualified plans. The Company has reserved an aggregate of 75,000 shares of Common Stock under each Plan for issuance upon the exercise of stock options granted under each stock option plan. The Company also has made stock option grants that remain outstanding under the 1992 Employee Stock Option Plan.

     The members of a stock option committee (the "Option Committee") administer the Stock Option Plans. The option committee administering the Employee Option Plan consists of not less than three members of the Board of Directors. In contrast, the option committee administering the Outside Directors Option Committee consists of three members, including an outside director, an employee who is not an outside director, and a stockholder who is neither an employee or an outside director. Options may be granted to eligible employees and to members of the Board who are Outside Directors. The Option Committee has discretion under the Stock Option Plans to establish certain material terms of the Options granted to employees or to Outside Directors provided such grants are made in accordance with the Stock Option Plans' requirements. As of December 31, 1999, each Outside Director of the Company had been granted a non-qualified stock option to purchase an aggregate of 2,000 shares of Common Stock at an exercise price of $4.00 per share. Under the Employee Incentive Stock Option Plan, as of December 31, 1999, options for 26,107 shares of Common Stock have been granted to eligible employees.

     All stock options currently granted under the Plan are immediately exercisable. The Option Committee has the discretion to determine the vesting schedule of a stock option award; provided, however, that each option granted shall automatically become 100% vested and fully exercisable in the event of an option holder's death, disability or retirement or upon a "change in control" of the Company. No option is exercisable after the tenth anniversary from the date it was granted. The Company pays all costs and expenses of the Stock Option Plans. The Company has reserved the right to amend or terminate the Stock Option Plans, in whole or in part, subject to the requirements of all applicable laws.

     The following  table  summarizes the option grants that were made to Terrie
G. Spiro during the fiscal year ended December 31, 1999.

                      OPTION/SAR GRANTS IN FISCAL YEAR 1999

                                                                Individual Grants
-------------------------------------------------------------------------------------------------------------------
                                   Number of      Percent of Total
                                   Securities       Options/SARs
Name                               Underlying        Granted to       Exercise or Base
                                  Options/SARs      Employees in           Price
                                    Granted          Fiscal Year       ($ per Share)          Expiration Date
                                     (#)(1)              (%)
Terrie G. Spiro
   President and
   Chief Executive Officer           8,000              32.6               4.000                  9/30/09

---------------

(1) All options awarded were immediately exercisable upon grant, except for the option to purchase 3,000 shares of Company common stock awarded to Ms. Spiro. These options will vest on the first anniversary date of Ms. Spiro's employment with the Bank.

     The following table provides information with respect to Ms. Spiro and Mr. Rohrback concerning the exercise of options during the last fiscal year and the value for "in-the-money" options held by each at year end, which represents the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock. Ms. Spiro and Mr. Rohrback did not hold any "in-the-money" options at year end.



AGGREGATED OPTION EXERCISES IN 1999 FISCAL YEAR AND 1999 FISCAL YEAR END OPTION/VALUES

                          ---------------- -------------- --------------------------------- ------------------------
                                                                Number of Securities          Value of Unexercised
                                                               Underlying Unexercised             In-the-Money
          Name                Shares           Value           Options/SARs at Fiscal        Options/SARs at Fiscal
          -----             Acquired on      Realized                 Year-end                      Year-end
                           Exercise (#)         ($)                     (#)                            ($)
                           ------------         ---          Exercisable/Unexercisable      Exercisable/Unexercisable(1)
                                                             -------------------------
 Terrie G. Spiro                --              --                  8,000/3,000                       N/A
 John T. Rohrback               --              --                    2,581/0                         N/A

(1) Based upon a market price of $3.688 per share at December 31, 1999 minus the exercise price.

EMPLOYMENT AGREEMENT

     The Bank and the Company have entered into an employment agreement with Terrie G. Spiro providing for an initial term of three years and every two years thereafter, the employment agreement will be automatically extended an additional two years unless either party gives the other six months prior written notice of non-renewal. The employment agreement provides for an initial annual base salary of $120,000, which will be reviewed annually by the Compensation Committee, commencing with the salary for the calendar year 2002, and increased as the Compensation Committee determines, but at least by the Consumer Price Index. Upon the execution of the employment agreement, Ms. Spiro was granted an option to purchase 5,000 shares of Company stock, which is fully and immediately exercisable, and an option to purchase 3,000 shares of Company stock, which will become fully exercisable one year from the anniversary date of Ms. Spiro's employment with the Bank.

     The employment agreement provides for an annual performance bonus in an amount based on the performance of the Bank in relation to pre-established targets for annual net profit and asset growth and for an annual grant of stock options in an amount based on the performance of the Bank in relation to pre-established targets for earnings and asset growth. The employment agreement also provides for certain executive perquisites, such as the use of a car and club dues.

     The employment agreement also provides that in the event that Ms. Spiro's employment is terminated by the Bank and the Company during the term of the agreement for reasons other than just cause, Ms. Spiro will continue to receive the payment of her salary and coverage under various fringe benefit plans for the remaining term of the agreement, but in no event for a period of less than nine months. Ms. Spiro also would be entitled to the continuation of her regular salary for a period of not less than nine months if she resigns during the agreement's term after any of the following occur without cure within 30 days:
(i) the requirement that she move her personal residence or perform her executive duties more than thirty-five (35) miles from her primary office; (ii) the assignment of duties and responsibilities not normal for the President and Chief Executive Officer; (iii) loss of Board membership; and a material diminution or reduction in her responsibilities or authority.

     Within six months following a "change in control" of the Bank or the Company, as defined in the employment agreement, Ms. Spiro may resign and be entitled to receive a severance benefit equal to 2.99 multiplied by her annual compensation plus bonus.

     Prior to entering into the employment agreement, Ms. Spiro entered into a consulting agreement with the Bank and the Company on May 3, 1999 under which she provided services in an advisory capacity to the Bank and the Company as requested and directed from time to time by the Board of Directors until her appointment as President and Chief Executive Officer on October 1, 1999. The compensation Ms. Spiro received in her capacity as a consultant to the Bank and the Company is included in the Summary Compensation Table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 24, 2000, the beneficial ownership of Common Stock of the Company by: (i) each director of the Company;
(ii) each executive officer named in the Summary Compensation Table; (iii) each person who owns or is known by management to own beneficially more than five percent of the outstanding shares of the Company's Common Stock; and (iv) all executive officers and directors as a group.

         Name and Address                   Number of Shares
     of Beneficial Owner (1)           Owned Beneficially (1)(2)      Percent of Class (3)
     ----------------------            ------------------------       --------------------
George K. Degnon                               27,100(4)                      1.18%

Philip F. Herrick, Jr.                        136,058(5)                      5.91

Ronald W. Kosh                                 10,900(6)                       .47

Harold E. Lieding                             368,993(7)                     16.00

Stanley I. Richards                            18,102(8)                       .79

Terrie G. Spiro                                45,000(9)                      1.94

Kevin P. Tighe                                 11,000(10)                      .48

George P. Shafran                              50,269(11)                     2.10

All Directors and
Executive Officers as a
Group (10 persons)                            679,422(12)                    22.85%
                                              -------

---------------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 24, 2000. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise indicated, the address for the individuals listed above is c/o Heritage Bancorp, Inc., 1313 Dolley Madison Blvd., McLean, Virginia 22101.
(2) Based on 2,294,617 shares of Common Stock outstanding as of March 24, 2000. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 31, 1999 have been exercised.
(3)  Includes stock options granted to the following  outside  directors:  6,000 shares to Messrs. Degnon, Herrick, Lieding, Richards and Tighe; 5,000 shares issued to Mr. Shafran and 3,500 shares issued to Mr. Kosh.
(4) Includes 100 shares held jointly with his spouse, and 20,000 shares held in a profit sharing trust, of which Mr. Degnon serves as the trustee.

(5)  Includes 111,433 shares held jointly with his spouse.
(6)  Includes 4,700 shares held jointly with his spouse.
(7)  Includes 146,652 shares held in an individual retirement account.
(8) Includes 7,000 shares jointly held with his spouse and 2,500 held in his spouse's name.
(9) Excludes an option to purchase 3,000 shares of Company common stock, which is not exercisable nor will be exercisable within 60 days of March 24, 2000. Includes 22,000 options granted which are immediately exercisable.
(10) Includes 3,000 shares held jointly with his spouse.
(11) Includes   3,634  shares  held  as  custodian  for  Mr.   Shafran's   minor
     grandchildren.
(12) Includes additional options to purchase 8,000 shares of Company's common stock granted to executive officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The officers, directors, their immediate families and affiliated companies in which they are stockholders maintain normal relationships with the Company and the Bank. Loans made by the Bank are made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with others and do not involve more than normal risks of collectability or present other unfavorable features. The amount of such loans was approximately $306,496 and $279,384 as of December 31, 1999 and 1998, respectively. No loan to a director or any director's related interest exceeded ten percent of capital or exceeded $300,000 at December 31, 1999.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(1) The following financial statements of Heritage Bancorp, Inc. and the Heritage Bank are incorporated herein by reference in item 8:

     Balance Sheets - December 31, 1999 and 1998.
     Statement of operation - Years ended December 31, 1999, 1998, and 1997. Statement of changes in Stockholders' Equity - Years ended December 31, 1999, 1998, and 1997.
     Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997. Notes to Financial statements.
     Report of independent accountants.

(2)  Exhibits:

      2.1 Agreement and Plan of Reorganization by and among The Heritage Bank and Heritage Bancorp, Inc.*
      3.1 Articles of Incorporation of Heritage Bancorp, Inc.*
      3.2 Bylaws of Heritage Bancorp, Inc.*
      3.3 Articles of Incorporation of The Heritage Bank*
      3.4 Bylaws of The Heritage Bank*
      4.1 Stock Certificate of Heritage Bancorp, Inc.*
     10.1 The Heritage Bank 1998 Employee Incentive Stock Option Plan*
     10.2 The Heritage Bank 1998 Outside Director Stock Option Plan*
     10.3 The Heritage Bank 1992 Employee Incentive Stock Option Plan*
     10.4 Employment Agreement between Terrie G. Spiro, The Heritage Bank and Heritage Bancorp, Inc.**
     21.1 Subsidiaries of the Registrant (see page 3 of Item 1)
     23.1 Consent of Yount, Hyde & Barbour, P.C.
     27.1 Financial Data Schedule (only filed in EDGAR format)

 *Incorporated by reference to the initial filing of the Registration Statement on Form S-4 (File No. 333-58515) as filed with the U.S. Securities and Exchange Commission on July 6, 1998, as amended,

**Incorporated by reference to the Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.

(3) Reports on Form 8-K:

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HERITAGE BANCORP, INC.


By: /s/ Terrie G. Spiro
    -------------------------------------
    Terrie G. Spiro
    President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                        Title                          Date
                   ----                                        -----                          ----
/s/ Harold E. Lieding                             Chairman of the Board                  March 30, 2000
--------------------------------
Harold E. Lieding

/s/ Terrie G. Spiro                               Director, President & Chief            March 30, 2000
---------------------------------                 Executive Officer

/s/ George K. Degnon                              Director                               March 30, 2000
---------------------------------
George  K. Degnon

                                                  Director                               March 30, 2000
---------------------------------
Kevin P. Tighe

/s/ Philip f. Herrick, Jr.                        Director                               March 30, 2000
---------------------------------
Philip F. Herrick, Jr.

                                                  Director                               March 30, 2000
---------------------------------
Ronald W. Kosh

/s/ Stanley I. Richards                           Director                               March 30, 2000
---------------------------------
Stanley I. Richards

/s/ George P. Shafran                             Director and Vice Chairman             March 30, 2000
---------------------------------
George P. Shafran

/s/ Janet A. Valentine                            Secretary                              March 30, 2000
---------------------------------
Janet A. Valentine

                             HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                                MCLEAN, VIRGINIA

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated statements of condition                                       F-2
  Consolidated statements of operations                                      F-3
  Consolidated statements of changes in stockholders' equity                 F-4
  Consolidated statements of cash flows                              F-5 and F-6
  Notes to consolidated financial statements                          F-7 - F-27

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Heritage Bancorp, Inc. and Subsidiary
McLean, Virginia

     We have audited the accompanying consolidated statements of condition of Heritage Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.

                                                 /s/ Yount, Hyde & Barbour, P.C.


Winchester, Virginia
February 4, 2000

                            HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                           December 31, 1999 and 1998


         ASSETS                                                                         1999                     1998
                                                                                     ------------            ------------
 Cash and due from banks                                                             $  2,667,443            $  5,824,649
 Federal funds sold                                                                            --               8,550,000
                                                                                     ------------            ------------
      Total cash and cash equivalents                                                $  2,667,443            $ 14,374,649

 Securities available for sale, at approximate market value                            24,054,515              19,823,754
 Loans, net of allowance for loan losses of $420,940 in 1999
   and $429,059 in 1998                                                                31,268,232              29,181,039
 Premises and equipment, net                                                              848,995                 376,453
 Accrued interest receivable                                                              535,571                 459,340
 Other real estate owned                                                                       --                 263,199
 Other assets                                                                             564,657                 297,160
                                                                                     ------------            ------------

      Total assets                                                                   $ 59,939,413            $ 64,775,594
                                                                                     ============            ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
   Noninterest-bearing deposits                                                      $ 13,707,792            $ 17,385,307
   Interest-bearing deposits                                                           34,284,891              36,056,672
                                                                                     ------------            ------------
      Total deposits                                                                 $ 47,992,683            $ 53,441,979
   Accrued interest and other liabilities                                                 347,527                 119,170
   Securities sold under agreement to repurchase                                        3,001,225               2,286,781
   Commitments and contingent liabilities                                                      --                      --
                                                                                     ------------            ------------
      Total liabilities                                                              $ 51,341,435            $ 55,847,930
                                                                                     ============            ============

STOCKHOLDERS' EQUITY

 Common stock, $1 par value; authorized 10,000,000
   shares; issued and outstanding 2,294,617 shares                                   $  2,294,617            $  2,294,617
 Capital surplus                                                                        6,529,539               6,529,539
 Retained earnings                                                                        210,534                  28,549
 Accumulated other comprehensive income (loss)                                           (436,712)                 74,959
                                                                                     ------------            ------------
      Total stockholders' equity                                                     $  8,597,978            $  8,927,664
                                                                                     ------------            ------------
      Total liabilities and stockholders' equity                                     $ 59,939,413            $ 64,775,594
                                                                                     ============            ============


See Accompanying Notes to Consolidated Financial Statements.

                             HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997

                                                                      1999                 1998                   1997
                                                                   -----------          -----------           -----------
 INTEREST INCOME
   Loans, including fees                                           $ 2,689,853          $ 2,386,091           $ 2,285,986
   Securities                                                        1,413,942            1,117,858               816,256
   Federal funds sold                                                  277,106              262,053               154,066
                                                                   -----------          -----------           -----------
           Total interest income                                   $ 4,380,901          $ 3,766,002           $ 3,256,308
                                                                   -----------          -----------           -----------

 INTEREST EXPENSE
   Deposits                                                        $ 1,342,470          $ 1,233,550           $ 1,103,974
   Securities sold under agreement to repurchase                        96,794               38,859                 6,797
                                                                   -----------          -----------           -----------
           Total interest expense                                  $ 1,439,264          $ 1,272,409           $ 1,110,771
                                                                   -----------          -----------           -----------

           Net interest income                                     $ 2,941,637          $ 2,493,593           $ 2,145,537

 Provision for loan losses                                                  --              117,000                 3,825
                                                                   -----------          -----------           -----------

           Net interest income after
             provision for loan losses                             $ 2,941,637          $ 2,376,593           $ 2,141,712
                                                                   -----------          -----------           -----------

 OTHER INCOME
   Service charges on deposit accounts                             $   116,343          $   122,684           $   112,039
   Other operating income, net                                          47,835               15,477                21,233
   Gain (loss) on sale of securities                                     1,468                 (781)               47,261
   Gain on sale of other real estate                                    56,611                   --                    --
                                                                   -----------          -----------           -----------
           Total other income                                      $   222,257          $   137,380           $   180,533
                                                                   -----------          -----------           -----------

 OTHER EXPENSES
   Salaries and employee benefits                                  $ 1,472,136          $ 1,074,228           $   953,246
   Occupancy expense                                                   328,105              204,669               215,204
   Equipment expense                                                   146,172               73,667                88,275
   Other operating expenses                                            942,821            1,068,643               579,961
                                                                   -----------          -----------           -----------
           Total other expenses                                    $ 2,889,234          $ 2,421,207           $ 1,836,686
                                                                   -----------          -----------           -----------

           Income before income taxes                              $   274,660          $    92,766           $   485,559

   Income tax expense (benefit)                                         92,675              (40,639)              (85,297)
                                                                   -----------          -----------           -----------

           Net income                                              $   181,985          $   133,405           $   570,856
                                                                   ===========          ===========           ===========

 EARNINGS PER SHARE, BASIC                                         $      0.08          $      0.07           $      0.45
                                                                   ===========          ===========           ===========

 EARNINGS PER SHARE, ASSUMING DILUTION                             $      0.08          $      0.07           $      0.44
                                                                   ===========          ===========           ===========


See Accompanying Notes to Consolidated Financial Statements.

                             HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                          ACCUMULATED
                                                                                            OTHER
                                                COMMON        CAPITAL        RETAINED    COMPREHENSIVE  COMPREHENSIVE
                                                STOCK         SURPLUS        EARNINGS    INCOME (LOSS)  INCOME (LOSS)      TOTAL
                                             -----------    -----------    -----------    -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1996                  $ 1,249,634    $ 2,967,448    $  (675,712)   $     1,464                   $ 3,542,834
   Net income                                         --             --        570,856             --    $   570,856        570,856
   Other comprehensive income,
     net of tax:
       Unrealized holding gains on
         securities available for sale
         arising during period,
         net of tax of $25,401                        --             --             --             --    $    47,845             --
       Less reclassification adjustment,
         net of tax of $16,068                        --             --             --             --        (31,192)            --
                                                                                                         -----------
       Other comprehensive income                     --             --             --         16,653    $    16,653         16,653
                                                                                                         -----------
       Comprehensive income                           --             --             --             --    $   587,509             --
                                                                                                         -----------
   Warrants exercised                            240,002        360,003             --             --                       600,005
                                             -----------    -----------    -----------    -----------                   -----------
 BALANCE, DECEMBER 31, 1997                  $ 1,489,636    $ 3,327,451    $  (104,856)   $    18,117                   $ 4,730,348
   Net income                                         --             --        133,405             --    $   133,405        133,405
                                                                                                         -----------
   Other comprehensive income,
     net of tax:
       Unrealized holding gains on
         securities available for sale
         arising during period,
         net of tax of $29,016                        --             --             --             --    $    56,327             --
       Add reclassification adjustment,
         net of tax of $266                           --             --             --             --            515             --
                                                                                                         -----------
       Other comprehensive income                     --             --             --         56,842    $    56,842         56,842
                                                                                                         -----------
       Comprehensive income                           --             --             --             --    $   190,247             --
                                                                                                         -----------
   Stock options exercised                         2,700          7,120             --             --                         9,820
   Repurchase of stock in odd lot tender          (2,719)       (12,236)            --             --                       (14,955)
   Issuance of common stock                      805,000      3,207,204             --             --                     4,012,204
                                             -----------    -----------    -----------    -----------                   -----------
 BALANCE, DECEMBER 31, 1998                  $ 2,294,617    $ 6,529,539    $    28,549    $    74,959                   $ 8,927,664

 Net income                                           --             --        181,985             --    $   181,985        181,985
                                                                                                         -----------
   Other comprehensive income,
     net of tax:
       Unrealized holding losses on
         securities available for sale
         arising during period,
         net of tax of $263,089                       --             --             --             --    $  (510,702)            --
       Less reclassification adjustment,
         net of tax of $499                           --             --             --             --           (969)            --
                                                                                                         -----------
       Other comprehensive income (loss)              --             --             --       (511,671)   $  (511,671)      (511,671)
                                                                                                         -----------
       Comprehensive income (loss)                    --             --             --             --    $  (329,686)            --
                                             -----------    -----------    -----------    -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1999                  $ 2,294,617    $ 6,529,539    $   210,534    $  (436,712)                  $ 8,597,978
                                             -----------    -----------    -----------    -----------                   -----------

See Accompanying Notes to Consolidated Financial Statements.

                             HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                     1999               1998               1997
                                                                                 ------------       ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $    181,985       $    133,405       $    570,856
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Provision for loan losses                                                                --            117,000              3,825
  (Gain) loss on sale of securities                                                    (1,486)               781            (47,261)
  (Gain) on sale of fixed assets                                                         (200)                --                 --
  (Gain) on sale of other real estate                                                 (56,611)                --                 --
  Depreciation and amortization                                                        81,460             50,958             67,733
  Deferred tax (benefit) expense                                                       72,362            (45,239)           (85,297)
  Amortization of investment security premiums,
    net of discounts                                                                   22,442             37,438             13,845
  (Increase) decrease in accrued interest and other assets                           (152,502)          (319,486)            64,677
  Increase (decrease) in accrued interest and other liabilities                       228,357              5,412            (30,169)
                                                                                 ------------       ------------       ------------
      Net cash provided by (used in) operating activities                        $    375,807       $    (19,731)      $    558,209
                                                                                 ------------       ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and calls of securities available for sale                          $  9,250,000       $  9,195,000       $  1,800,000
  Purchase of securities available for sale                                       (14,923,462)       (17,676,403)        (9,236,816)
  Maturities of securities held to maturity                                                --            250,000            250,000
  Proceeds from sale of securities available for sale                                 646,486            499,219          8,984,402
  Net (increase) decrease in loans                                                 (2,087,193)        (6,543,481)         1,825,409
  Purchase of premises and equipment                                                 (554,002)           (48,472)           (90,920)
  Proceeds from sale of equipment                                                         200                 --                 --
  Proceeds from sale of other real estate owned                                       319,810                 --                 --
                                                                                 ------------       ------------       ------------
      Net cash provided by (used in) investing activities                        $ (7,348,161)      $(14,324,137)      $  3,532,075
                                                                                 ------------       ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Increase  (decrease) in demand deposits, NOW accounts
   and savings deposits                                                          $ (3,677,515)      $  8,639,394       $    550,791
  Increase (decrease) in certificates of deposit                                   (1,771,781)         4,198,750         (2,333,488)
  Proceeds from stock warrants exercised                                                   --                 --            600,005
  Proceeds from sale of common stock                                                       --          4,022,024                 --
  Repurchase of common stock                                                               --            (14,955)                --
  Increase in securities sold under agreement to repurchase                           714,444          2,286,781                 --
                                                                                 ------------       ------------       ------------
       Net cash provided by (used in) financing activities                       $ (4,734,852)      $ 19,131,994       $ (1,182,692)
                                                                                 ------------       ------------       ------------

       Net change in cash and cash equivalents                                   $(11,707,206)      $  4,788,126       $  2,907,592

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      14,374,649          9,586,523          6,678,931
                                                                                 ------------       ------------       ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                          $  2,667,443       $ 14,374,649       $  9,586,523
                                                                                 ============       ============       ============

See Accompanying Notes to Consolidated Financial Statements.

                             HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                 1999                 1998                  1997
                                                                             -----------         ------------        -----------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                                               $ 1,437,740         $  1,269,516        $ 1,113,620
                                                                             ===========         ============        ===========

      Income taxes                                                           $    40,500         $         --        $     9,187
                                                                             ===========         ============        ===========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain (loss) on securities available for sale                   $  (775,258)        $     86,124        $    25,986
                                                                             ===========         ============        ===========


See Accompanying Notes to Consolidated Financial Statements.

                             HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 1. NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

          Heritage Bancorp, Inc. (Company) is a bank holding company organized under Virginia law in July, 1998. During 1998, the Company acquired The Heritage Bank through a share exchange in which the stockholders of The Heritage Bank received one share of the Company for each share of The Heritage Bank. The exchange was a tax-free transaction for federal income tax purposes. The merger was accounted for on the same basis as a pooling-of-interests. Financial statements for the prior years, have been retroactively adjusted for the exchange as if it occurred on January 1, 1997.

          The Company's wholly-owned subsidiary, The Heritage Bank (Bank) was incorporated under Virginia law in 1987. It operated as a wholly-owned subsidiary of Heritage Bankshares, Inc. until September 1, 1992, when it became independent. The Bank is a state chartered member of the Federal Reserve System with deposits insured by the Federal Deposit Insurance Corporation (FDIC) and is headquartered in McLean, Virginia. During 1999, the Bank opened its first branch office in Sterling, Virginia.

        BUSINESS

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

        PRINCIPLES OF CONSOLIDATION

          The accounting and reporting policies of Heritage Bancorp, Inc. and subsidiary conform to generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant of those policies:

             SECURITIES

               Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

               Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


             LOANS

               The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial real estate loans. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions of the Company's market area.

               Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

               The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

               All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contracturally due are brought current and future payments are reasonably assured.

             ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

               The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

               A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractural terms of the loan agreement.
               Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


               on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

               Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

             BANK PREMISES AND EQUIPMENT

               Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

             INCOME TAXES

               Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

             EARNINGS PER SHARE

               Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury method.

             CASH AND CASH EQUIVALENTS

               For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold.

             OTHER REAL ESTATE

               Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


             USE OF ESTIMATES

               In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

             ADVERTISING

               The Company follows the policy of charging the costs of advertising to expense as incurred. The amount of advertising included in expense for December 31, 1999, 1998 and 1997 was $37,231, $31,482 and $20,394, respectively.

             RECENT ACCOUNTING PRONOUNCEMENTS

               In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Because the Company does not use these derivative instruments and strategies, management does not expect the adoption of this Statement to have any effect on earnings or financial position.

NOTE 2.   CASH AND DUE FROM BANKS

          The Bank is required to maintain reserve balances with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 1999 and 1998, the aggregate amounts of daily average required balances were approximately $469,000 and $391,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 3.   SECURITIES

          The amortized cost, with gross unrealized gains and losses, follows:

                                                                     DECEMBER 31, 1999
                                        -------------------------------------------------------------------------
                                                              GROSS              GROSS
                                         AMORTIZED         UNREALIZED          UNREALIZED               FAIR
                                           COST               GAINS             (LOSSES)                VALUE
                                        -----------        ----------          ----------            -----------
Securities Available for Sale
  U.S. Government agencies              $22,916,301           $  --           $  (643,120)           $22,273,181
  Obligations of states and
    political subdivisions                1,009,856              --                (3,378)             1,006,478
  Corporate                                 525,343              --               (15,187)               510,156
  Other                                     264,700              --                    --                264,700
                                        -----------           -----           -----------            -----------
      Total                             $24,716,200           $  --           $  (661,685)           $24,054,515
                                        ===========           =====           ===========            ===========


                                                                     DECEMBER 31, 1998
                                        -------------------------------------------------------------------------
                                                                GROSS              GROSS
                                          AMORTIZED          UNREALIZED          UNREALIZED            FAIR
                                            COST                GAINS             (LOSSES)             VALUE
                                        -----------         -----------         -----------         -----------
 Securities Available for Sale
   U.S. Treasury securities             $ 3,021,530         $    29,721         $        --         $ 3,051,251
   U.S. Government agencies              14,769,231              57,082              (2,344)         14,823,969
   Obligations of states and
     political subdivisions               1,654,720              29,114                  --           1,683,834
   Corporate
   Other                                    264,700                  --                  --             264,700
                                        -----------         -----------         -----------         -----------
      Total                             $19,710,181         $   115,917         $    (2,344)        $19,823,754
                                        ===========         ===========         ===========         ===========


          The amortized cost and fair value of securities by contractural maturity follows:

                                                                                              1999
                                                                                  AMORTIZED             FAIR
                                                                                    COST               VALUE
                                                                                -----------         -----------
 Due in one year or less                                                        $   510,000         $   508,477
 Due from one year to five years                                                 22,565,980          21,961,130
 Due from five years to ten years                                                 1,000,000             944,688
 Due after ten years                                                                375,520             375,520
 Federal Reserve stock                                                              264,700             264,700
                                                                                -----------         -----------
       Total                                                                    $24,716,200         $24,054,515
                                                                                ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


          Proceeds from sale of securities available for sale during 1999, 1998 and 1997 were $646,486 $449,219 and $8,984,402. Gross gains on those sales during 1999,  1998 and 1997 were $1,468,  $0 and $47,261.  Gross losses on those sales were $0, $781 and $0 during 1999, 1998 and 1997, respectively.

          Securities having a book value of approximately $5,496,544 and $3,792,558 at December 31, 1999 and 1998, were pledged to secure public deposits, letters of credit, and customer repurchase agreements.

NOTE 4.   LOANS

          A summary of the balances of loans follows:

                                                                  1999                        1998
                                                                --------                    --------
                                                                            (in thousands)
Real estate:
  Residential                                                   $ 10,475                    $ 11,168
  Commercial                                                      13,088                      11,791
  Farmland                                                           972                         992
  Construction                                                     1,157                         441
Commercial                                                         3,665                       3,279
Consumer                                                           1,507                       1,306
All other loans                                                      825                         633
                                                                --------                    --------
                                                                $ 31,689                    $ 29,610
Less:  allowance for loan losses                                    (421)                       (429)
                                                                --------                    --------
     Loans, net                                                 $ 31,268                    $ 29,181
                                                                ========                    ========


           Analysis of the allowance for loan losses follows:

                                              1999                 1998                1997
                                              -----                -----               -----
                                                               (in thousands)
 Balance, beginning of year                   $ 429                $ 634               $ 617
 Provision for loan losses                       --                  117                   4
 Loans charged-off                              (20)                (339)                (61)
 Recoveries                                      12                   17                  74
                                              -----                -----               -----
 Balance at end of year                       $ 421                $ 429               $ 634
                                              =====                =====               =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


          Information about impaired loans is as follows:

                                                                 1999                1998
                                                                -------            --------
 Impaired loans for which an allowance
   has been provided                                            $    --            $ 29,370
 Impaired loans for which no allowance
    has been provided                                                --                  --
                                                                -------            --------
         Total impaired loans                                   $    --            $ 29,370
                                                                -------            --------

 Allowance provided for impaired loans,
   included in the allowance for loan
   losses                                                       $    --            $ 11,405
                                                                -------            --------


                                                                 1999                1998              1997
                                                                -------           ---------         ---------
 Average balance in impaired loans                              $ 2,719           $ 176,334         $ 378,901
                                                                -------           ---------         ---------
 Interest income recognized                                     $   524           $  23,605         $  26,858
                                                                -------           ---------         ---------


          There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 1999. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $365,670 at December 31, 1998. If interest on these loans had been accrued, such income would have approximated $26,836.

NOTE 5.   RELATED PARTY TRANSACTIONS

          In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $306,496 at December 31, 1999 and $279,384 at December 31, 1998.
          During the year ended December 31, 1999, total principal additions were $150,500 and total principal payments were $123,388.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 6.    PREMISES AND EQUIPMENT

          A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                                  1999                 1998
                                                               ---------            ---------
    Land                                                       $ 245,000            $ 245,000
    Land improvements                                             41,964               31,885
    Leasehold improvements                                       242,997              147,647
    Equipment, furniture and fixtures                            459,268              354,200
                                                               ---------            ---------
                                                               $ 989,229            $ 778,732
      Less accumulated depreciation
          and amortization                                      (140,234)            (402,279)
                                                               ---------            ---------
                                                               $ 848,995            $ 376,453
                                                               =========            =========


          Depreciation and amortization charged to operations totaled $81,460, $50,958 and $67,733 in 1999, 1998 and 1997, respectively.

NOTE 7.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 8.    INCOME TAXES

           The components of the net deferred tax assets, included in other assets, are as follows:

                                                                              1999              1998
                                                                            --------          --------
DEFERRED TAX ASSETS:
    Net operating loss carryforwards                                        $     --          $ 47,105
    Alternative minimum tax credits                                               --             6,652
    Unrealized loss on securities available for sale                         224,973                --
    Accumulated depreciation                                                  24,794            28,160
    Allowance for loan losses                                                 32,448            32,448
    Organization costs                                                        15,286            19,362
    Other                                                                         --            11,163
                                                                            --------          --------
           Gross deferred tax asset                                         $297,501          $144,890
                                                                            ========          ========
DEFERRED TAX LIABILITIES, unrealized gain
    on securities available for sale                                        $     --          $ 38,615
                                                                            --------          --------

           Net deferred tax assets                                          $297,501          $106,275
                                                                            --------          --------


           Allocation of federal income taxes between current and deferred portions is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                           1999                1998               1997
                                                         --------            ---------          ---------
Current                                                  $ 165,498           $   4,600          $      --
Deferred                                                   (72,823)             40,058            161,717
Change in valuation allowance                                   --             (85,297)          (247,014)
                                                         ---------           ---------          ---------
                                                         $  92,675           $ (40,639)         $ (85,297)
                                                         =========           =========          =========

          The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                            1999               1998               1997
                                                         ---------           ---------          ---------
Tax expense at statutory rate                            $  93,384           $  31,540          $ 165,090
Change in valuation allowance                                   --             (85,297)          (247,014)
Other, net                                                    (709)             13,118             (3,373)
                                                         ---------           ---------          ---------
                                                         $  92,675           $ (40,639)         $ (85,297)
                                                         =========           =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 9.   DEPOSITS

          The aggregate amount of time deposits, in denominations of $100,000 or more at December 31, 1999 and 1998 was $4,738,768 and $6,339,277,
          respectively.

          At December 31, 1999, the scheduled maturities of time deposits are as follows:

               2000                             $  9,095,970
               2001                                4,932,561
               2002                                1,368,049
                                                ------------
                                                $ 15,396,580
                                                ============


NOTE 10.  OTHER OPERATING EXPENSES

          The components of other operating expenses consisted of the following for the years ended December 31:

                                                      1999                   1998                    1997
                                                   ----------             ----------             ----------
Data processing                                    $  126,762             $   99,589             $   78,702
Professional fees                                     175,555                374,229                115,024
Stationary and supplies                                85,693                 70,172                 61,957
Postage                                                38,461                 33,235                 36,899
Stockholder expense                                    49,329                 77,524                 18,116
Bank franchise tax                                     59,556                 27,597                 27,366
Business development                                   84,533                 31,482                 20,794
Other (includes no items in excess of
     1% of total revenue)                             322,932                354,815                221,103
                                                   ----------             ----------             ----------
                                                   $  942,821             $1,068,643             $  579,961
                                                   ==========             ==========             ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 11.  EARNINGS PER SHARE

          The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

                                    1999                           1998                             1997
                        ----------------------------    ----------------------------    -----------------------------
                                         PER SHARE                       PER SHARE                       PER SHARE
                          SHARES           AMOUNT         SHARES           AMOUNT         SHARES           AMOUNT
                        ---------       ------------    ---------       ------------    ---------       -------------
Basic earnings
  per share             2,294,617       $       0.08    1,890,666       $       0.07    1,271,176       $        0.45
                                        ============                    ============                    =============
Effect of dilutive
  securities:
    Stock options           6,931                           5,585                           1,307
    Warrants                   --                              --                          22,726

Diluted earnings
  per share             2,301,548       $       0.08    1,896,251       $       0.07    1,295,209       $        0.44
                                        ============                    ============                    =============


NOTE 12.  COMMITMENTS AND CONTINGENCIES

          The Company leases its main office and operations center in McLean and its branch office in Sterling. The McLean lease contains three, five year renewal periods and expires in 2008. The Sterling lease has a term of ten years with one five year renewal option. The Sterling lease expires in 2009. Total rent expense was $310,910, $191,272 and $194,945 for 1999, 1998 and 1997, respectively, and was included in occupancy expense.

          The following is a schedule, by year, of future minimum lease payments required under the long-term noncancelable lease agreements.

              2000                             $  336,892
              2001                                350,194
              2002                                364,325
              2003                                374,705
              2004                                385,959
              Due thereafter                    1,355,997
                                               ----------
                                               $3,168,072
                                               ==========

          The Company entered into a long-term lease for its Tyson's branch on March 16, 2000, which is subject to regulatory approval. The lease expires March 31, 2006 and has annual base rent of $111,078 with 3% yearly increases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


          In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

          See   Note   15   with   respect   to   financial   instruments   with
          off-balance-sheet risk.

NOTE 13.  STOCK-BASED COMPENSATION

          In 1998, the stockholders approved an employee incentive stock option plan. The option price for shares granted under this plan shall be determined by a Committee of the Company's Board of Directors, but in no event shall the option price be less than the fair market value of the Company's stock at the time of grant. The term of each option granted under the plan is ten years, unless the optionee has been discharged from his or her employment by the Company for cause in which case the option must be exercised no later than six months following the date of discharge. The maximum aggregate number of shares which may be optioned and sold under the plan is 75,000 shares. As of December 31, 1999, 29,480 options were outstanding under this plan.

          In 1992, the Company adopted a nonqualified stock option plan which full-time employees and part-time employees working at least 25 hours per week were eligible to receive options to acquire Common Stock. Options expire ten years after the date of grant. There are 18,125 options outstanding under this plan as of December 31, 1999.

          Grants under the above plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plans. No employee stock options were granted during 1997 and 1996. Had compensation cost for the employee stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below for 1999:

                     Net income:
                       As reported                                           $     181,985
                       Pro forma                                             $     139,600

                     Basic earnings per share:
                       As reported                                           $         .08
                       Pro forma                                             $         .06

                     Diluted earnings per share:
                       As reported                                           $         .08
                       Pro forma                                             $         .06

          The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions for grants in 1999 were used: price volatility of 20.9%; risk-free interest rate of 6.5%; dividend rate of 0.00% and expected life of 10 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


          The status of the Option Plans during 1999, 1998 and 1997 is as follows:

                                      1999                             1998                             1997
                         --------------------------        -------------------------      -------------------------
                                           WEIGHTED                         WEIGHTED                       WEIGHTED
                                           AVERAGE                           AVERAGE                        AVERAGE
                           NUMBER          EXERCISE          NUMBER         EXERCISE        NUMBER         EXERCISE
                         OF SHARES          PRICE          OF SHARES         PRICE        OF SHARES         PRICE
                         ---------         --------        ---------        --------      ---------        --------
Outstanding at
  January 1                29,550          $   3.45         27,375          $   3.43         30,675        $   3.51
    Granted                24,500              3.97          8,925              3.875            --              --
    Exercised                  --                --         (2,700)             3.64             --              --
    Canceled               (6,445)             3.96         (4,050)             4.13         (3,300)           4.20
                           ------                           ------                           ------
Outstanding at
  December 31              47,605          $   3.65         29,550          $   3.45         27,375        $   3.43
                           ------                           ------                           ------

Exercisable at
  end of year              47,605                           29,550                          27,375
                           ======                           ======                          ======

Weighted-average
  fair value per
  option of options
  granted during
  the year                 $    2                           $    2                          $  --
                           ======                           ======                          =====


          The Status of the options outstanding at December 31, 1999 is as follows:

                            NUMBER                          WEIGHTED
          RANGE OF       OUTSTANDING       REMAINING        AVERAGE
          EXERCISE           AND          CONTRACTUAL       EXERCISE
           PRICE         EXERCISABLE         LIFE            PRICE
        -------------    -----------      -----------       --------
        $3.10 - $3.15      18,125          0.75 years         3.14
          $3.875           12,480          9.35               3.875
           $4.00           16,000          9.75               4.00
           $4.25            1,000          9.75               4.25
                           ------
                           47,605          6.22               3.65
                           ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 14.  DIRECTOR COMPENSATION PLAN

          In 1998, the stockholders approved a stock option plan for outside directors of the Company. The option price for shares to be issued upon exercise of any option granted under this plan shall be determined by a Committee of the Company's Board of Directors, but in no event shall the option price be less than the fair market value of the Company's stock at the time of grant. The term of each option granted under this plan shall be ten years from the date of grant. If a director resigns or is removed from the Board, all of the Director's stock options must be exercised within sixty days of his or her departure from the Board. The maximum aggregate number of shares which may be optioned and sold under the plan is 75,000 shares. As of December 31, 1999, 28,500 options were outstanding under this plan.

          On March 26, 1997, the Board of Directors granted stock options to those members serving on the Bank's Board of Directors, who were not employees or officers of the Bank, to acquire common stock at an exercise price of $2.86. The options expire ten years after the grant date, unless the Director ceases to be a member of the Bank's Board of Directors, in which case the options expire sixty days following such date. As of December 31, 1999, there were 10,000 options outstanding.

          The status of the Option Plan during 1999 and 1998 is as follows:

                                                  1999                         1998                         1997
                                       --------------------------    ------------------------     -------------------------
                                                        WEIGHTED                     WEIGHTED                     WEIGHTED
                                                        AVERAGE                      AVERAGE                       AVERAGE
                                         NUMBER         EXERCISE       NUMBER        EXERCISE       NUMBER        EXERCISE
                                       OF SHARES         PRICE       OF SHARES        PRICE       OF SHARES        PRICE
                                       ---------        --------     ---------       --------     ---------       --------
 Outstanding at January 1               26,000         $    3.48      10,000        $    2.86          --        $     --
     Granted                            14,000              4.00      16,000             3.875     10,000            2.86
     Forfeited                          (1,500)             3.875         --               --          --              --
                                        ------                        ------                       ------
 Outstanding at December 31             38,500         $    3.66      26,000        $    3.48      10,000        $   2.86
                                        ======                        ======                       ======

          The status of the options outstanding as of December 31, 1999 is as follows:

                       WEIGHTED          NUMBER
                       AVERAGE        OUTSTANDING       REMAINING
                       EXERCISE           AND          CONTRACTUAL
                        PRICE         EXERCISABLE         LIFE
                       -------        -----------       ---------
                       $ 2.860          10,000          7.25 years
                         3.875          14,500          8.75
                         4.000          14,000          10
                                        ------
                       $ 3.660          38,500          8.81
                                        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

          The  Company's   exposure  to  credit  loss  is   represented  by  the
          contractural amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

          At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                                  1999               1998
                                                                            ----------------    --------------
                    Financial   instruments  whose  contract
                    amounts  represent credit risk:
                      Commitments to extend credit                          $     10,594,692    $  8,708,866
                      Standby letters of credit                             $         92,333    $    181,900

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

          Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may be uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash and marketable securities supporting those commitments for which collateral is deemed necessary.

          The Company maintains several cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 1999, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $490,963.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 16.  RESTRICTIONS ON TRANSFERS TO PARENT

          Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. As of December 31, 1999, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company without prior regulatory approval totaled $1,025,519 or 11.93% of the consolidated net assets.

NOTE 17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

             CASH AND CASH EQUIVALENTS

               For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

             SECURITIES

               For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

             LOAN RECEIVABLES

               For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

             DEPOSITS

               The fair values disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


             ACCRUED INTEREST

               The carrying amounts of accrued interest approximate fair value.

             OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

               Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount of treasury, tax and loan deposits approximates the fair value.

               The carrying amounts and fair values of financial instruments as of December 31, 1999 are presented below:

                                                               1999                             1998
                                                    ------------------------         ------------------------
                                                    CARRYING           FAIR          CARRYING           FAIR
                                                     AMOUNT            VALUE          AMOUNT            VALUE
                                                    --------           -----         --------           -----
                                                            (in thousands)                   (in thousands)
Financial assets:
  Cash and due from banks                           $ 2,667           $ 2,667        $ 5,825           $ 5,825
  Federal funds sold and securities
   purchased under agreement to resell                   --                --          8,550             8,550
  Securities                                         24,055            24,055         19,824            19,824
  Loans, net                                         31,268            31,113         29,181            29,539
  Accrued interest receivable                           536               536            459               459

Financial liabilities:
  Deposits                                          $47,993           $47,918        $53,442           $53,684
  Securities sold under agreement
   to repurchase                                      3,001             3,001          2,287             2,287
  Accrued interest payable                               53                53             55                55


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 18.  CAPITAL REQUIREMENTS

          The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


          The Company and Subsidiary's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

                                                                                                           MINIMUM
                                                                                                          TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                        MINIMUM CAPITAL                               PROMPT CORRECTIVE
                                ACTUAL                    REQUIREMENT                                 ACTION PROVISIONS
                                ------                    -----------                                 -----------------
                            AMOUNT  RATIO         AMOUNT                RATIO                   AMOUNT                  RATIO
                            ------  -----         ------                -----                   ------                  -----

                                                              (Amount in Thousands)
 As of December 31, 1999:
  Total Capital (to Risk
    Weighted Assets)
      Consolidated         $ 9,456  24.5%   greater than            greater than                             N/A
                                             or equal to  $ 3,088    or equal to  8.0%
      The Heritage Bank    $ 9,456  24.5%   greater than            greater than         greater than            greater than
                                             or equal to  $ 3,088    or equal to  8.0%    or equal to  $ 3,860    or equal to  10.0%
  Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated         $ 9,035  23.4%   greater than            greater than                              N/A
                                             or equal to  $ 1,544    or equal to  4.0%
      The Heritage Bank    $ 9,035  23.4%   greater than            greater than         greater than            greater than
                                             or equal to  $ 1,544    or equal to  4.0%    or equal to  $ 2,316    or equal to   6.0%
    Tier 1 Capital (to
     Average Assets)
      Consolidated         $ 9,035  14.7%   greater than            greater than                              N/A
                                             or equal to  $ 2,453    or equal to  4.0%
      The Heritage Bank    $ 9,035  14.7%   greater than            greater than         greater than            greater than
                                             or equal to  $ 2,453    or equal to  4.0%    or equal to  $ 3,066    or equal to   5.0%
As of December 31, 1998:
  Total Capital (to Risk
    Weighted Assets)
      Consolidated         $ 9,282  25.7%   greater than            greater than                              N/A
                                             or equal to  $ 2,886    or equal to  8.0%
      The Heritage Bank    $ 9,282  25.7%   greater than            greater than         greater than            greater than
                                             or equal to  $ 2,886    or equal to  8.0%    or equal to  $ 3,607    or equal to  10.0%
 Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated         $ 8,853  24.5%   greater than            greater than                              N/A
                                             or equal to  $ 1,443    or equal to  4.0%
      The Heritage Bank    $ 8,853  24.5%   greater than            greater than         greater than            greater than
                                             or equal to  $ 1,443    or equal to  4.0%    or equal to  $ 2,164    or equal to   6.0%
  Tier 1 Capital (to
    Average Assets)
      Consolidated         $ 8,853  17.2%   greater than            greater than                              N/A
                                             or equal to  $ 2,060    or equal to  4.0%
      The Heritage Bank    $ 8,853  17.2%   greater than            greater than         greater than            greater than
                                             or equal to  $ 2,060    or equal to  4.0%    or equal to  $ 2,575    or equal to   5.0%

NOTE 19.  COMMON STOCK

          On May 18, 1998, the Company completed a secondary stock offering in which it sold 805,000 shares of common stock at a price of $5.50 per share. Net proceeds for the Company were $4,012,204 after deducting underwriting commissions of $309,925 and direct offering costs of $105,371. On June 8, 1998, the Company used part of the new capital to complete an odd-lot tender offer, purchasing 2,719 shares at $5.50 per share for a total cost of $14,955.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


NOTE 20.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                             HERITAGE BANCORP, INC.
                              (Parent Company Only)

                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                    1999                       1998
                                                                                -----------                -----------
       ASSETS
Investment in subsidiary, at cost, plus
  equity in undistributed net income                                            $ 8,737,251                $ 9,017,608
                                                                                -----------                -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES, due to subsidiary                                                  $   139,273                $    89,944
                                                                                -----------                -----------

STOCKHOLDERS' EQUITY
  Common stock                                                                  $ 2,294,617                $ 2,294,617
  Surplus                                                                         6,529,539                  6,529,539
  Retained earnings                                                                 210,534                     28,549
  Accumulated other comprehensive income                                           (436,712)                    74,959
                                                                                -----------                -----------
       Total stockholders' equity                                               $ 8,597,978                $ 8,927,664
                                                                                -----------                -----------
       Total liabilities and stockholders' equity                               $ 8,737,251                $ 9,017,608
                                                                                ===========                ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


                             HERITAGE BANCORP, INC.
                              (Parent Company Only)

                              STATEMENTS OF INCOME
                 For the Years Ended December 31, 1999 and 1998

                                                                                  1999                    1998
                                                                                --------                --------
INCOME
  Equity in undistributed net income of subsidiary                              $231,314                $223,349
                                                                                --------                --------
EXPENSES
  Organization costs                                                            $     --                $ 89,944
  Stockholder expense                                                             49,329                      --
                                                                                --------                --------
       Total expenses                                                           $ 49,329                $ 89,944
                                                                                --------                --------
       Net income                                                               $181,985                $133,405
                                                                                ========                ========


                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                                                   1999                      1998
                                                                                ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     $ 181,985                 $ 133,405
 Adjustments to reconcile net income to
  net cash provided by operating activities,
  increase in due to subsidiary                                                    49,329                    89,944
 Undistributed earnings of subsidiary                                            (181,985)                 (223,349)
                                                                                ---------                 ---------

      Net cash provided by operating activities                                 $  49,329                 $      --

CASH AND CASH EQUIVALENTS, beginning of year                                           --                        --
                                                                                ---------                 ---------

CASH AND CASH EQUIVALENTS, end of year                                          $  49,329                 $      --
                                                                                =========                 =========

                                      F-27