Form 10QSB
period 2000-03-31
HERITAGE BANCORP INC /VA/
filed 2000-05-15
CIK 1065304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                        Commission file number: 000-24933

                             HERITAGE BANCORP, INC.
                  (Name of Small Business Issue in its Charter)


            VIRGINIA                                54-1914902
----------------------------------                  ----------
   (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
 Of Incorporation or Organization)

                1313 DOLLEY MADISON BLVD., MCLEAN, VIRGINIA 22101
                    (Address of Principal Executive Offices)
                                 (703) 356-6060
                (Issuer's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000.

            Common stock, $1 par value--2,294,617 shares outstanding
            --------------------------------------------------------

                                      INDEX

Part I.   Financial Information                                         PAGE NO.

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     March 31, 2000 and December 31, 1999                   3

                   Consolidated Statements of Income--
                     Three months ended March 31, 2000 and 1999             4

                   Consolidated Statements of Stockholders' Equity--
                     Three months ended March 31, 2000 and 1999             5

                   Consolidated Statements of Cash Flows--
                     Three months ended March 31, 2000 and 1999             6

                   Notes to Consolidated Financial Statements          7 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              11 - 13

Part II.  Other Information:                                               14

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                        (Unaudited)         (Audited)
                                                          March 31,        December 31,
    ASSETS:                                                 2000               1999
                                                        -----------        ------------

    Cash and due from banks                                $ 2,990           $ 2,667
    Securities available for sale (at market value)         23,764            24,054
    Federal funds sold                                           0                 0
    Loans, net                                              35,649            31,268
    Premises and equipment                                     872               849
    Other assets                                             1,146             1,101
                                                           -------           -------
          Total assets                                     $64,421           $59,939
                                                           =======           =======

LIABILITIES:
Deposits
    Non-interest bearing                                   $11,152           $13,708
    Interest-bearing                                        36,881            34,285
                                                           -------           -------
       Total deposits                                       48,033            47,993
Short-term debt                                              7,603             3,001
Other liabilities                                              217               347
                                                           -------           -------
          Total liabilities                                 55,853            51,341
                                                           -------           -------

STOCKHOLDERS' EQUITY:
    Common stock; $1 par value per share;
     authorized 10,000,000 shares; issued and
     outstanding 2,294,617 shares                            2,295             2,295
    Surplus                                                  6,530             6,530
    Undivided profits                                          235               210
    Accumulated other comprehensive
     income (loss), net                                       (492)             (437)
                                                           -------           -------
          Total stockholders' equity                         8,568             8,598
                                                           -------           -------
          Total liabilities and
            stockholders' equity                           $64,421           $59,939
                                                           =======           =======



Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)
                                   (unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                                March 31,
                                                                ---------
                                                           2000           1999
                                                         -------         -------
INTEREST INCOME:
Loans and fees                                           $   725         $   699
Federal funds sold                                             7              81
Investment securities                                        386             319
                                                         -------         -------
   Total interest income                                   1,118           1,099

INTEREST EXPENSE:
Interest on deposits                                         330             348
Interest on federal funds purchased
 and other borrowings                                         44              12
                                                         -------         -------
   Total interest expense                                    374             360
                                                         -------         -------
   Net interest income                                       744             739

PROVISION FOR LOAN
AND LEASE LOSSES                                             (28)              7
                                                         -------         -------
   Net interest income after
   provision for loan losses                                 772             732

OTHER INCOME:
Service charges & fees                                        46              34
Securities gains (losses)                                    (13)             --
                                                         -------         -------
   Total other income                                         33              34

OTHER EXPENSES:
Salaries & employee benefits                                 319             295
Occupancy expenses                                           105              52
Furniture & equipment expenses                                64              39
Other operating expenses                                     280             184
                                                         -------         -------
   Total other expenses                                      768             570
                                                         -------         -------
Income before income taxes                                    37             196
Applicable income taxes                                       12              19
                                                         -------         -------
   Net income                                            $    25         $   177
                                                         =======         =======
    EARNINGS PER SHARE, BASIC                            $   .01         $   .08
                                                         =======         =======
    EARNINGS PER SHARE, ASSUMING
    DILUTION                                             $   .01         $   .08
                                                         =======         =======

Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                            (in thousands of dollars)
                                   (unaudited)


                                                                                  Accumulated
                                                                                    Other
                                                  Common              Retained   Comprehensive     Comprehensive
                                                   Stock     Surplus  Earnings       Income               Income       Total
                                                   -----     -------  --------       ------               ------       -----
Balance, January 1, 1999                         $ 2,295     $ 6,530    $  28        $   75                           $8,928
Comprehensive income:
   Net income                                         --          --      177            --             $   177          177
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $(39)            --          --       --           (74)                (74)         (74)
                                                                                                             --
   Other comprehensive income, net of tax             --          --       --            --                  --
   Total comprehensive income                         --          --       --            --             $   103
                                                  ======     =======    =====        ======             =======       ======
Balance, March 31, 1999                           $2,295     $ 6,530    $ 205        $    1                           $9,031
                                                  ======     =======    =====        ======                           ======


Balance, January 1, 2000                         $ 2,295     $ 6,530    $ 210        $ (437)                          $8,598
Comprehensive income:
   Net income                                         --          --       25            --             $    25           25
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $(28-            --          --       --           (55)                (55)         (55)
   Other comprehensive income, net of tax             --          --       --            --                  --
   Total comprehensive income                         --          --       --            --             $   (30)
                                                  ======     =======   ======        =======            =======       ======
Balance, March 31, 2000                           $2,295     $ 6,530   $  235        $ (492)                          $8,568
                                                  ======     =======   ======        =======                          ======


Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                           March 31,
                                                                                      ------------------
                                                                                    2000                1999
                                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $     25            $    177
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                      24                  12
     Provision for loan losses                                                         (28)                  7
     Amortization of premiums, net                                                       2                   9
     Loss on sale of securities available for sale                                      13                  --
     Changes in assets and liabilities:
       (Increase) in other assets                                                      (17)               (259)
       (Decrease) in other liabilities                                                (130)                 --
                                                                                  --------            --------
          Net cash provided by operating activities                                   (111)                (54)
                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                                 (4,353)                523
   Purchase of securities available for sale                                          (813)             (7,055)
   Proceeds from sales of securities available for sale                                987                  --
   Proceeds from calls and maturities of securities available for sale                  18               4,000
   Purchase of premises and equipment                                                  (47)                (90)
                                                                                  --------            --------
          Net cash (used in) investing activities                                   (4,208)             (2,622)
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits                                                      40              (2,820)
   Net increase (decrease) in short-term borrowings                                  4,602              (1,009)
                                                                                  --------            --------
          Net Cash provided by financing activities                                  4,642              (3,829)
                                                                                  --------            --------
            Net increase (decrease) in cash and cash equivalents                       323              (6,505)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      2,667              14,375
                                                                                  --------            --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $  2,990            $  7,870
                                                                                  ========            ========

Supplemental disclosures of cash flow information
    Cash payments for:
     Interest on deposits                                                         $    369            $    344
     Income taxes                                                                 $     --            $     --

Supplemental schedule of non-cash investing activities
   Unrealized gain (loss) on securities available for sale                        $    (83)           $    (74)




Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    GENERAL

         The consolidated statements include the accounts of Heritage Bancorp, Inc. (the "Company") and its subsidiary, The Heritage Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

         The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.    INVESTMENT SECURITIES

         Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                           March 31, 2000
                                                       ---------------------------------------------------
                                                                           Gross          Gross  Estimated
                                                        Amortized     Unrealized     Unrealized     Market
           (In thousands of dollars)                      Cost        Gains          Losses         Value
                                                       ---------------------------------------------------
     US government agencies & corporations               $ 23,110     $     --       $   723      $ 22,387
     Obligations of states & political subdivisions           510           --             2           508
     Corporate debt obligations                               523           --            19           504
     Other securities                                         100           --            --           100
     Federal reserve stock                                    265           --            --           265
                                                         --------     --------       -------      --------
                                                         $ 24,508     $     --       $   744      $ 23,764
                                                         ========     ========       =======      ========

    Securities available for sale at December 31, 1999 consist of the following:

                                                                         December 31, 1999
                                                       ---------------------------------------------------
                                                                           Gross          Gross  Estimated
                                                        Amortized     Unrealized     Unrealized     Market
           (In thousands of dollars)                      Cost        Gains          Losses         Value
                                                       ---------------------------------------------------
    US government & federal agencies                     $ 22,916     $     --       $  (643)     $ 22,273
    Obligations of states & political subdivisions          1,010           --            (4)        1,006
    Corporate debt obligations                                525           --           (15)          510
    Federal reserve stock                                     265           --            --           265
                                                         --------     --------       -------      --------
                                                         $ 24,716     $     --       $  (662)     $ 24,054
                                                         ========     ========       =======      ========

                                                                          Three Months Ended
    (in thousands of dollars)                                                  March 31,
                                                                               ---------
                                                                            2000       1999
                                                                            ----       ----
    Gross proceeds from sales of securities                                   987         --
                                                                           ======      =====
    Gross gains on sale of securities                                          --         --
    Gross losses on sale of securities                                         13         --
                                                                           ------      -----
      Net securities gains (losses)                                            13         --
                                                                           ======      ======

                                   (unaudited)

3.  LOANS

    Major classifications of loans are as follows:

 (in thousands of dollars)                 March 31,       December 31,
                                             2000              1999
                                           ---------       ------------
Commercial                                 $  4,475         $  3,665
Real estate:
   Construction                               1,696            1,157
   Residential (1-4 family)                  10,541           10,475
   Commercial                                16,680           13,088
   Agricultural                                 966              972
Consumer                                      1,331            1,507
All other Loans                                 356              825
                                           --------         --------
                                             36,045           31,689
Less allowance for loan losses                 (396)            (421)
                                           --------         --------
                                           $ 35,649         $ 31,268
                                           ========         ========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                     Three Months    Three Months
                                       Ending          Ending       December 31,
(in thousands of dollars)           March 31, 2000  March 31, 1999     1999
                                    --------------  --------------     ----

Balance, beginning                       $ 421          $ 429           $ 429
Provision charged against income           (28)             7             --
Recoveries                                   3              2             12
Loans charged off                           --             20             20
                                         -----          -----          -----
Balance, ending                          $ 396          $ 418          $ 421
                                         =====          =====          =====

There were no nonperforming assets on March 31, 2000 or on December 31, 1999.

There were no loans past due 90 days or more and still accruing on March 31, 2000 or on December 31, 1999.

4.       EARNINGS PER SHARE

    The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.


                                                       March 31, 2000                    March 31, 1999
                                                       --------------                    --------------
                                                                  Per Share                          Per Share
                                                    Shares          Amount             Shares          Amount
                                                    ------          ------             ------          ------
Basic Earnings Per Share                         2,294,617         $   .01            2,294,617       $   .08

Effect of dilutive securities:
  Nonemployee directors' stock options              10,000                               24,500
  Employee incentive stock options                  16,125                               31,050
                                                 ---------                            ---------

Diluted Earnings Per Share                       2,320,742         $   .01            2,350,167       $   .08
                                                 =========         =======            =========       =======


                                   (unaudited)

5.  CAPITAL REQUIREMENTS

A comparison of the Company's capital as of March 31, 2000 with the minimum requirements is presented below:

                                                                 Minimum
                                                  Actual       Requirements
                                                  ------       ------------
Tier I risk-based capital                         18.34%           4.00%
Total risk-based capital                          19.14%           8.00%
Leverage ratio                                    14.84%           4.00%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

    Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

    The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Heritage Bancorp, Inc. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for The Heritage Bank (the "Bank"). The Bank is a Virginia chartered bank headquartered in McLean, Virginia that currently operates two full-service offices and engages in a broad range of lending and deposit services aimed at individual and small to medium-sized business customers in their respective market areas. The Bank's third branch location will open mid May 2000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999.

    As of March 31, 2000 the Company's total assets were $64,421,000 as compared to $59,939,000 as of December 31, 1999, which represents an increase of 7.5%. The 2000 increase in total assets of $4,482,000 was primarily due to the increased loan production. Total loans increased by 13.7% or $4,356,000 to $36,045,000 at March 31, 2000 from $31,689,000 at December 31, 1999.

    Total deposits increased $40,000 to $48,033,000 at March 31, 2000 as compared to $47,993,000 at December 31, 1999. Repurchase agreements at March 31, 2000 were $7,603,000 or 153.3% greater than the December 31, 1999 balance of $3,001,000. The Bank temporarily funded loans with a repurchase agreement with another bank using its investment securities as collateral. At March 31, 2000, the total of the Bank's repurchase agreements with another bank was $4,500,000. Customer related repurchase agreements totaled $3,103,000 and $3,001,000 at March 31, 2000 and December 31, 1999, respectively.

    Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and cash due from banks at March 31, 2000 totaled $2,990,000 compared to $2,667,000 at December 31, 1999, representing an increase of $323,000, or 12.1%. The Bank had no balances in federal funds sold at March 31, 2000 and December 31, 1999. The increase in due from banks was attributable to usual fluctuations in clearing balances at the Federal Reserve Bank.

    Securities available for sale decreased $290,000 or 1.2% to $23,764,000 at March 31, 2000 from $24,054,000 at December 31, 1999. The net $290,000 decrease was primarily due to the sale of two securities for liquidity in January and the purchase of one additional floating rate security to increase the yield on earning assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

    Net income. The Company reported net income for the three months ended March 31, 2000 of $25,000 or $.01 basic and diluted earnings per share as compared to the $177,000 net income or $.08 basic and diluted earnings per share for the same period of 1999. Net income decreased $152,000 from March 31, 1999 as compared to the same period of 2000. This decrease was primarily due to increased operational and facility costs due to the Sterling branch which opened in April of 1999 and additional space rented for operational expansion at the Main office address in McLean in March of 1999.

    Net-interest income. Net interest income is the difference between interest earned on loans, investment securities and short-term investments, and the interest paid on deposits and repurchase agreements. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits and repurchase agreements, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. Net interest income for the quarter ended March 31, 2000 increased $5,000 or .7% over the same quarter of 1999.

    Non-interest income. During the three-month period ended March 31, 2000 non-interest income decreased $1,000 over the same period of 1999. A loss on sale of securities of $13,000 in January 2000 was partially offset by increases in overdraft and return check charges, and other commission fees such as ATM fees and merchant discount fees. The securities were sold to provide some liquidity for loan funding.

    Non-interest expense. In the first quarter of 2000 non-interest expenses increased $198,000 or 34.7% over the same period of 1999 due to increased operational and facility costs due to the Sterling branch which opened in April of 1999 and additional space rented for operational expansion at the Main office address in March of 1999. These increased leases raised occupancy expense by $53,000 for the three months ended March 31, 2000 as compared to the same period of 1999. Additional salaries of $41,000 due to increase employees at the Sterling branch also contributed to the increased non-interest expenses for the quarter.

    Provision for loan losses. In view of the loan growth for the first three months of 1999 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $7,000 was made for loan losses in the first quarter of 1999. The allowance for loan losses at March 31, 1999 was 1.33% of outstanding loans. In view of the improvement in the Bank's loan portfolio, an analysis of the reserve for loan losses indicated that the reserves were greater than required. Management determined that a reserve of 1.10% would be an acceptable level. A credit of $28,000 was made to the provision to reduce the reserve balance at March 31, 2000. The level of the allowance for loan losses is based upon management's review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

    Income Taxes. The Company recognized a net income tax expense of $12,000 in the first quarter of 2000, as compared to $19,000 in the same period of 1999. A net operating loss carryforward of the Company became completely utilized for accounting purposes in 1999.

LOAN QUALITY

    The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank seeks to rely primarily on the cash flow of its borrowers as the principal source of repayment. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, as well as general and regional economic conditions.

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of March 31, 2000, the Company had no loans in non-accrual or 90 days past due as compared to $17,000 in non-accrual or 90 days past due as of March 31, 1999.

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

    As of March 31, 2000, the allowance for loan losses was 1.10% of outstanding loans, which was a decrease from the March 31, 1999 percentage of 1.33%. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

CAPITAL RESOURCES

    Stockholders' equity was $8,568,000 as of March 31, 2000 as compared to $8,598,000 as of December 31, 1999. The $30,000 decrease, or .3%, was partially due to a $55,000 increase in the unrealized loss on investment securities available-for-sale that was offset by net income of $25,000. No dividends have been declared by the Company since its inception. In addition, no options under the Stock Option Plan have been exercised during 2000.

    Under  the  Federal  Reserve's  capital  regulations,  for  as  long  as the
Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of March 31, 2000 and December 31, 1999. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

    The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest-sensitive gap is the dollar difference between assets and liabilities that are subject to interest-rate repricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

    In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variations in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rate prices on the earning asset portfolio and certain interest-bearing liabilities to keep it in line with management's expectations relative to market interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

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

    Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $23,764,000 and $24,054,000 as of March 31, 2000 and December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Definative Merger Agreement

    On April 18, 2000, the Company announced the signing of a definitive agreement providing for the merger of the Company with Cardinal Financial Corporation ("Cardinal"), a bank holding company headquartered in Fairfax, Virginia. Under the terms of the merger agreement, Cardinal will issue a combination of cash and shares of convertible preferred stock to the Company's stockholders in exchange for all of the shares of the Company's common stock.

    The Company's stockholders will be able to elect to receive $6.00 in cash or
1.2 shares of convertible preferred stock for each share of the Company's common stock, subject to certain adjustments to permit Cardinal to issue an equal amount of cash and convertible preferred stock. The preferred stock will have a liquidation value of $5.00 and the right to dividend payments at the rate of 7.25% per annum. Each share of preferred stock will also be convertible into shares of Cardinal's common stock at any time at the option of its holder.

    It is expected that The Heritage Bank will be renamed "Cardinal Bank - Potomac" and become a subsidiary of Cardinal, the surviving company in the merger. Following the merger, three members of the Company's Board of Directors will join Cardinal's Board. Subject to certain conditions including receipt of regulatory approval, and approval of the shareholders of Cardinal and the Company, the closing of the merger is anticipated to occur in the third quarter of 2000. The merger will be accounted for under the purchase method.

Item 6. Exhibits and reports on Form 8-K

           a)  Exhibits

                  27     Financial Data Schedule (filed electronically only)

           b)  Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                 BY /s/ Terrie G. Spiro
                                       --------------------
                                                President & CEO

Date:  May 15, 2000                 BY /s/ Janet A. Valentine
                                       --------------------------------
                                              Exec. Vice President
                                              & Chief Financial Officer