Form 10QSB
period 2000-06-30
HERITAGE BANCORP INC /VA/
filed 2000-08-15
CIK 1065304

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

For the quarterly period ended June 30, 2000


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the transition period from ___________________ to ___________________


                        Commission file number: 000-24933

                             HERITAGE BANCORP, INC.
                  (Name of Small Business Issue in its Charter)


         VIRGINIA                                        54-1914902
------------------------------------        ------------------------------------
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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000.

            Common stock, $1 par value--2,294,617 shares outstanding
--------------------------------------------------------------------------------

                                      INDEX

Part I.   Financial Information

Page No.

   Item 1.  Financial Statements
            Consolidated Balance Sheets--
              June 30, 2000 and December 31, 1999                        3

            Consolidated Statements of Income--
              Three and six months ended June 30, 2000 and 1999          4

            Consolidated Statements of Stockholders' Equity--
              Six months ended June 30, 2000 and 1999                    5

            Consolidated Statements of Cash Flows--
              Six months ended June 30, 2000 and 1999                    6

            Notes to Consolidated Financial Statements                   7 - 9

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10 - 14

Part II.  Other Information:                                             14 - 15

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

    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                              (Unaudited)          (Audited)
                                                               June 30,           December 31,
    ASSETS:                                                      2000                1999
                                                          ----------------      ------------
    Cash and due from banks                                $     3,362           $     2,667
    Securities available for sale (at market value)             23,688                24,054
    Loans, net                                                  36,901                31,268
    Premises and equipment                                         912                   849
    Other assets                                                 1,213                 1,101
                                                          ------------          ------------
          Total assets                                      $   66,076            $   59,939
                                                            ==========            ==========

LIABILITIES:

Deposits

    Non-interest bearing                                     $  13,736             $  13,708
    Interest-bearing                                            37,248                34,285
                                                            ----------             ---------
       Total deposits                                           50,984                47,993
Short-term debt                                                  6,309                 3,001
Other liabilities                                                  315                   347
                                                          ------------           -----------
          Total liabilities                                     57,608                51,341
                                                            ----------             ---------

STOCKHOLDERS' EQUITY:
    Common stock; $1 par value per share;
     authorized 10,000,000 shares; issued and
     outstanding 2,294,617 shares                                2,295                 2,295
    Surplus                                                      6,530                 6,530
    Undivided profits                                              146                   210
    Accumulated other comprehensive
     income (loss), net                                          (503)                 (437)
                                                            ----------          ------------
          Total stockholders' equity                             8,468                 8,598
                                                            ----------           -----------
          Total liabilities and
            stockholders' equity                             $  66,076             $  59,939
                                                             =========             =========


Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)
                                   (unaudited)

                                       Three Months Ended                  Six Months Ended
                                       ------------------                  ----------------
                                                 June 30,                  June 30,
                                                 -------                   --------
                                      2000             1999              2000              1999
                                      ----           ------              ----             ------
INTEREST INCOME:
Loans and fees                      $   791          $  692            $ 1,516          $  1,391
Federal funds sold                        9              64                 16               145
Investment securities                   392             356                778               675
                                    -------          -------           --------          -------
   Total interest income              1,192           1,112              2,310             2,211

INTEREST EXPENSE:
Interest on deposits                    371             343                701               691
Interest on federal funds purchased
 and other borrowings                    59              23                103                35
                                     -------           ------          ---------         -------
   Total interest expense               430             366                804               726
                                     ------            -----           ---------          ------
   Net interest income                  762              746              1,506            1,485

PROVISION FOR LOAN
AND LEASE LOSSES                        (64)               6                (92)              13
                                    --------            ------         ----------        -------
   Net interest income after            826              740              1,598            1,472
   provision for loan losses

OTHER INCOME:
Service charges & fees                     40               37                 86                71
Securities gains (losses)                   0                1                (13)                1
                                     ---------          -------        -----------      -----------
   Total other income                      40               38                 73                72

OTHER EXPENSES:
Salaries & employee benefits             342               354              661                649
Occupancy expenses                       119                85              224                162
Furniture & equipment expenses            60                21              124                 35
Other operating expenses                 479               289              759                473
                                     -------          --------         ---------          --------
   Total other expenses                1,000               749            1,768              1,319
                                     -------          --------         ---------          --------
Income (loss) before income taxes       (134)               29              (97)               225
Applicable income taxes (benefit)        (45)               14              (33)                33
                                     ---------       ----------        ----------         --------
   Net income (loss)                 $   (89)        $      15         $    (64)            $  192
                                     ========        =========         =========            ======

    EARNINGS PER SHARE, BASIC        $ (0.04)        $    0.01         $  (0.03)            $ 0.08
                                     ========        =========         =========            ======
    EARNINGS PER SHARE, ASSUMING
    DILUTION                         $ (0.04)        $    0.01         $  (0.03)            $ 0.08
                                     ========        =========         =========            ======


Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2000 and 1999
                            (in thousands of dollars)
                                   (unaudited)

                                                                                   Accumulated
                                                                                      Other
                                                 Common               Retained    Comprehensive     Comprehensive
                                                 Stock     Surplus    Earnings     Income(loss)      Income (loss)        Total
                                                 -----     -------    --------     ------------      -------------       -------
Balance, January 1, 1999                       $ 2,295     $ 6,530  $       28     $     75                              $8,928
Comprehensive income:
   Net income                                        -           -         192            -        $         192            192
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $(124)          -           -           -         (314)                (314)          (314)
                                                                                                           -----
   Other comprehensive income, net of tax            -           -           -            -                    -
                                                                                                      ----------
   Total comprehensive income                        -           -            -           -         $       (122)             -
                                               -------    --------      -------      ------         ============        -------
Balance, June 30, 1999                          $2,295     $ 6,530      $  220      $ ( 239)                             $8,806
                                                ======     =======      =========    =======                              ======



Balance, January 1, 2000                       $ 2,295     $ 6,530  $      210      $ (437)                              $8,598
Comprehensive income:
   Net income (loss)                                 -           -         (64)           -         $       (64)            (64)
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $(34)           -           -           -         (66)                 (66)            (66)
                                                                                                            ----
   Other comprehensive income, net of tax            -           -           -            -                    -              -
                                                                                                      ----------
   Total comprehensive income                        -           -           -            -        $       (130)              -
                                               -------    --------    --------       ------        =============         -------
Balance, June 30, 2000                          $2,295     $ 6,530    $     146     $ (503)                              $8,468
                                                ======     =======    =========     =======                              ======


Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                 Six  Months  Ended
                                                                                     June 30,
                                                                                 2000           1999
                                                                                -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     (64)     $     192
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 50            33
     Provision for loan losses                                                    (92)           13
     Amortization of premiums, net                                                  9            15
     (Gain) loss on sale of securities available for sale                          13            (1)
     Changes in assets and liabilities:
       Decrease (increase) in other assets                                        (43)           36
       (Decrease) in other liabilities                                            (32)          (26)
                                                                           ----------  ------------
          Net cash (used in ) operating activities                               (159)          262
                                                                            ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net increase in loans                                                      (5,540)         (366)
   Purchase of securities available for sale                                    (813)      (11,552)
   Proceeds from sales of securities available for sale                          987            646
   Proceeds from calls and maturities of securities available for sale            73          7,249
   Purchase of premises and equipment                                           (152)          (496)
                                                                          -----------   -----------
          Net cash used in investing activities                               (5,445)        (4,519)
                                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in deposits                                             2,991         (4,571)
   Net increase in short-term borrowings                                       3,308            308
                                                                          -----------  ------------
          Net cash provided by financing activities                            6,299         (4,263)
                                                                          -----------   -----------
            Net increase (decrease) in cash and cash equivalents                 695         (8,520)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 2,667        14,375
                                                                           ----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $   3,362    $    5,855
                                                                            =========    ==========

Supplemental disclosures of cash flow information Cash payments for:

     Interest on deposits                                                   $    700     $     690
     Income taxes                                                           $      -     $       -

Supplemental schedule of non-cash investing activities
   Unrealized gain (loss) on securities available for sale                  $   (761)    $    (363)




Notes to financial statements are an integral part of these statements.

                      HERITAGE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    General

         The consolidated statements include the accounts of Heritage Bancorp, Inc. (the "Company") and its subsidiary, The Heritage Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

         The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

         Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:


                                                                        June 30, 2000
                                                   --------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
           (In thousands of dollars)                    Cost       Gains         Losses         Value
                                                   --------------------------------------------------
     US government agencies & corporations         $ 23,074     $       -       $  (763)    $ 22,311
     Obligations of states & political subdivisions     510             -            (2)         508
     Corporate debt obligations                         500             4              -         504
     Other securities                                   100             -              -         100
     Federal reserve stock                              265             -              -         265
                                                  ---------     ---------     ----------   ---------
                                                   $ 24,449      $      4        $ (765)    $ 23,688
                                                   ========      ========        =======    ========


    Securities available for sale at December 31, 1999 consist of the following:

                                                                      December 31, 1999
                                                   --------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
    (in thousands of dollars)                           Cost        Gains         Losses        Value
                                                 ----------------------------------------------------
    US government & federal agencies              $  22,916    $        -     $    (643)    $ 22,273
    Obligations of states & political subdivisions    1,010             -            (4)       1,006
    Corporate debt obligations                          525             -           (15)         510
    Federal reserve stock                               265             -              -         265
                                               ------------   -----------    -----------  ----------
                                                  $  24,716    $        -        $ (662)    $ 24,054
                                                  =========    ==========        =======    ========



                                                                 Six Months Ended
                                                              (in thousands of dollars)
                                                                      June 30,
                                                                     2000             1999
                                                                ---------          -------
    Gross proceeds from sales of securities                           987              646
                                                                =========          =======
    Gross gains on sale of securities                                   -                1
    Gross losses on sale of securities                                 13                -
                                                                ---------          -------
      Net securities gains/losses                                      13                1
                                                                =========          =======

                                       7

                                   (unaudited)

3.       LOANS

         Major classifications of loans are as follows:

 (in thousands of dollars)
                                             June 30,           December 31,
                                               2000                 1999
                                            ---------           ------------
Commercial                                  $  5,894             $  3,665
Real estate:
   Construction                                1,838                1,157
   Residential (1-4 family)                   11,214               10,475
   Commercial                                 15,331               13,088
   Agricultural                                  962                  972
Consumer                                       1,262                1,507
All other Loans                                  729                  825
                                          ----------           ----------
                                              37,230               31,689
Less allowance for loan losses                 (329)                (421)
                                          ----------           ----------
                                           $ 36,901               $31,268
                                           =========              =======

The following schedule summarizes the changes in the allowance for loan and lease losses:


                                   Six Months        Six Months
                                     Ending           Ending        December 31,
                                   June 30, 2000   June 30, 1999       1999
(in thousands of dollars)             ---------      ---------       ----------
Balance, beginning                     $   421       $     429         $    429
Provision charged against income           (92)             13                -
Recoveries                                   5               9               12
Loans charged off                            5              20               20
                                      --------        --------         --------
Balance, ending                        $   329       $     431        $     421
                                       =======        ========         ========

There were no nonperforming assets on June 30, 2000 or on December 31, 1999.

There were no loans past due 90 days or more and still accruing on June 30, 2000 or on December 31, 1999.

4.       EARNINGS PER SHARE


    The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.


                                                        June 30, 2000                       June 30, 1999
                                                        -------------                       -------------
                                                                   Per Share                        Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------         ---------             ------     ---------
Basic Earnings Per Share                         2,294,617          $ (0.03)           2,294,617       $   .08

Effect of dilutive securities:
  Nonemployee directors' stock options              10,000                               10,000
  Employee incentive stock options                  21,544                               44,050
                                               -----------                          -----------

Diluted Earnings Per Share                       2,424,907          $ (0.03)          2,348,667        $   .08
                                                 =========          --------          =========        =======

                                   (unaudited)

5.       CAPITAL REQUIREMENTS

A comparison of the Company's capital as of June 30, 2000 with the minimum requirements is presented below:

                                                                 Minimum
                                       Actual                  Requirements
                                       ------                  ------------
Tier I risk-based capital              22.41%                      4.00  %
Total risk-based capital               23.23%                      8.00  %
Leverage ratio                         14.29%                      4.00  %

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

GENERAL

    The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Heritage Bancorp, Inc. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for The Heritage Bank (the "Bank"). The Bank is a Virginia chartered bank headquartered in McLean, Virginia that currently operates three full-service offices and engages in a broad range of lending and deposit services aimed at individual and small to medium-sized business customers in their respective market areas.

PROPOSED MERGER

         The Boards of Directors of Cardinal Financial Corporation and Heritage Bancorp, Inc. have agreed to merge the two companies pursuant to an amended and restated agreement and plan of reorganization, dated June 19, 2000. After the merger, Cardinal Financial Corporation will own four banks with expected total assets of approximately $180,000,000 and seven branch offices in northern Virginia.

         The shareholders of both corporations approved the proposed merger at special meetings of shareholders of both corporations on July 25, 2000. If regulatory approvals received, the Bank will become a subsidiary of Cardinal Financial Corporation and most likely change its name to Cardinal Bank - Potomac. The Company's shareholders will receive $6.00 in cash, shares of preferred stock with a per share value of approximately $6.00 per share or a combination of both for each share of Heritage common stock that they own. Cardinal Financial Corporation has applied to list the preferred stock on the Nasdaq SmallCap Market.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999.

         As of June 30, 2000 the Company's total assets were $66,076,000 as compared to $59,939,000 as of December 31, 1999, which represents an increase of 10.2%. The 2000 increase in total assets of $6,137,000 was primarily due to the increased loan production efforts. Total loans increased by 17.5% or $5,541,000 to $37,230,000 at June 30, 2000 from $31,689,000 at December 31, 1999.

         Total deposits increased $2,991,000 to $50,984,000 at June 30, 2000 as compared to $47,993,000 at December 31, 1999. The largest deposit increases were in certificates of deposits and interest bearing demand accounts. Repurchase agreements at June 30, 2000 were $3,174,000 or $173,000 greater than the December 31, 1999 balance of $3,001,000. The Bank also had $3,135,000 in federal funds purchased at June 30, 2000 compared to none at December 31, 1999.

         Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and cash due from banks at June 30, 2000 totaled $3,362,000 compared to $2,667,000 at December 31, 1999, representing an increase of $695,000, or 26.1%. The increase in due from banks was attributable to usual fluctuations in clearing balances at the Federal Reserve Bank.

         Securities available for sale decreased $366,000 or 1.5% to $23,688,000 at June 30, 2000 from $24,054,000 at December 31, 1999. The net decrease was primarily due to the sale of two securities for liquidity in January and the purchase of one additional floating rate security to increase the yield on earning assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

         Net income. The Company reported a net loss for the three months ended June 30, 2000 of $89,000 or $(0.04) basic and diluted earnings per share as compared to the $15,000 net income or $.01 basic and diluted earnings per share for the same period of 1999. This decrease was primarily due to the $189,000 in merger related expenses. Prior to these merger expenses, the Bank had net income for the three months ended June 30, 2000 of $100,000. The increase in net income without the pre-merger expenses as compared to the same period of 1999 was primarily comprised of a credit to provision for loan losses of $64,000 due to the continued improvement in quality of the loan portfolio, and increased net interest income of $16,000.

         Net-interest income. Net interest income is the difference between interest earned on loans, investment securities and short-term investments, and the interest paid on deposits, repurchase agreements and other short-term borrowings. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits and repurchase agreements, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. Net interest income for the quarter ended June 30, 2000 increased $16,000 or 2.1% over the same quarter of 1999.

         Non-interest income. During the three-month period ended June 30, 2000 non-interest income increased $2,000 over the same period of 1999. The increase is primarily due to increased volume of fees on deposit accounts.

         Non-interest expense. In the second quarter of 2000 non-interest expenses increased $251,000 or 33.5% over the same period of 1999 due to increased occupancy and equipment costs and operating expenses. Occupancy and equipment costs increased due to the Tysons branch, which opened May of 2000, and the Sterling branch, which opened in April of 1999. These additional leases raised occupancy expense by $34,000 for the three months ended June 30, 2000 as compared to the same period of 1999. Additional equipment expenses increased by $39,000 for the three-month period ended June 30, 2000 as compared to the same period of 1999. During this same period operation expenses increased by $190,000 as compared to the same period of 1999. This increase was primarily comprised of the $189,000 in merger related expenses.

         Provision for loan losses. In view of the loan growth for the second quarter of 1999 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $6,000 was made for loan losses in the first quarter of 1999. The allowance for loan losses at June 30, 1999 was 1.44% of outstanding loans. In view of the improvement in the Bank's loan portfolio, an analysis of the reserve for loan losses indicated that the reserves were greater than required. Management determined that a reserve of .88% would be an acceptable level. A credit of $64,000 for the second quarter was made to the provision to reduce the reserve balance at June 30, 2000. The level of the allowance for loan losses is based upon management's review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

         Income Taxes. The Company recognized a net income tax credit of $45,000 in the second quarter of 2000, as compared to an expense of $14,000 in the same period of 1999. A net operating loss carryforward of the Company became completely utilized for accounting purposes in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         Net income. The Company reported a net loss for the six months ended June 30, 2000 of $64,000 or $(0.03) basic and diluted earnings per share as compared to the $192,000 net income or $.01 basic and diluted earnings per share for the same period of 1999. This $256,000 decrease was primarily due to the $189,000 in merger related expenses. Prior to these merger expenses the Bank had net income for the six months ended June 30, 2000 of $125,000. The decrease in net income without merger expenses as compared to the same period of 1999 was primarily comprised of increased occupancy and equipment costs and operational expenses.

         Net-interest income. Net interest income is the difference between interest earned on loans, investment securities and short-term investments, and the interest paid on deposits and repurchase agreements. Factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits and repurchase agreements, the mix and volume of earning assets and interest bearing liabilities and the level of non-earning assets and non-interest bearing liabilities. Net interest income for the six-month period ended June 30, 2000 increased $21,000 or 1.4% over the same quarter of 1999.

         Non-interest income. During the six-month period ended June 30, 2000 non-interest income increased $1,000 over the same period of 1999. A loss on sale of securities of $13,000 was partially offset by increases in overdraft and return check charges, and other commission fees such as ATM fees and merchant discount fees. The securities were sold to provide some liquidity for loan funding.

         Non-interest expense. In the first six months of 2000 non-interest expenses increased $449,000 or 34.0% over the same period of 1999. Merger expenses represent $189,000 of this increase. Occupancy and equipment costs and operational expenses increased due to the Tysons branch which opened May of 2000, the Sterling branch which opened in April of 1999 and additional space rented for operational expansion at the Main office address in March of 1999. These additional leases raised occupancy expense by $62,000 for the six months ended June 30, 2000 as compared to the same period of 1999. Equipment expenses increased by $89,000 primarily due to the additional facilities, and partially due to the Company's upgrade of its computer systems. Data processing increased by $37,000 during this six month period as compared to the same period of 1999 and marketing and business development increased by $37,000.

         Provision for loan losses. In view of the loan growth for the first six months of 1999 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $13,000 was made for loan losses in the first half of 1999. The allowance for loan losses at June 30, 1999 was 1.44% of outstanding loans. In view of the improvement in the Bank's loan portfolio, an analysis of the reserve for loan losses indicated that the reserves were greater than required. Management determined that a reserve of .88% would be an acceptable level. A credit of $92,000 for the first half of 2000 was made to the provision to reduce the reserve balance at June 30, 2000. The level of the allowance for loan losses is based upon management's review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service areas in particular. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

         Income Taxes. The Company recognized a net income tax credit of $33,000 in the first half of 2000, as compared to an expense of $33,000 in the same period of 1999. A net operating loss carryforward of the Company became completely utilized for accounting purposes in 1999.

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

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of June 30, 2000, the Company had no loans in non-accrual or 90 days past due as compared to $129,000 in non-accrual or 90 days past due as of June 30, 1999.

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

         As of June 30, 2000, the allowance for loan losses was .88% of outstanding loans, which was a decrease from the June 30, 1999 percentage of 1.44%. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

CAPITAL RESOURCES

         Stockholders' equity was $8,468,000 as of June 30, 2000 as compared to $8,598,000 as of December 31, 1999. The $130,000 decrease, or 1.5%, was partially due to a $66,000 increase in the unrealized loss on investment securities available-for-sale and the year to date net loss of $64,000. No dividends have been declared by the Company since its inception. In addition, no options under the Stock Option Plan have been exercised during 2000.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of June 30, 2000 and December 31, 1999. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

         The Bank's Executive Committee that oversees the asset/liability management function meets periodically to monitor and manage the structure of the balance sheet, control interest rate exposure, and evaluate pricing strategies for the Company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

         Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $23,688,000 and $24,054,000 as of June 30, 2000 and December 31, 1999, respectively.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Definitive Merger Agreement

         On July 25, 2000, the Company's shareholders approved the Amended and Restated Agreement and Plan of Reorganization dated June 19, 2000 providing for the merger of the Company with Cardinal Financial Corporation ("Cardinal"), a bank holding company headquartered in Fairfax, Virginia. Under the terms of the merger agreement, Cardinal will issue a combination of cash and shares of convertible preferred stock to the Company's stockholders in exchange for all of the shares of the Company's common stock.

         The Company's stockholders will be able to elect to receive $6.00 in cash, 1.2 shares of convertible preferred stock, or a combination of both for each share of the Company's common stock, subject to certain adjustments to permit Cardinal to issue an equal amount of cash and convertible preferred stock. The preferred stock will have a liquidation value of $5.00 and the right to dividend payments at the rate of 7.25% per annum. Each share of preferred stock will also be convertible into shares of Cardinal's common stock at any time at the option of its holder.

         It is expected that The Heritage Bank will be renamed "Cardinal Bank - Potomac" and become a subsidiary of Cardinal, the surviving company in the merger. Following the merger, three members of the Company's Board of Directors will join Cardinal's Board. Subject to certain conditions including receipt of regulatory approval, the closing of the merger is anticipated to occur in the third quarter of 2000. The merger will be accounted for under the purchase method.

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

Date:  August 14, 2000              BY       /s/      Terrie G. Spiro
                                      -------------------------------
                                                      President & CEO

Date:  August 14, 2000              BY       /s/      Janet A. Valentine
                                      ----------------------------------
                                                     Exec. Vice President
                                                     & Chief Financial Officer